Form 10-Q
period 1995-03-31
GARNET RESOURCES CORP /DE/
filed 1995-05-15
CIK 820084

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         MARCH 31, 1995
                                        ----------------------------------------

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ---------------

         Commission file number                0-16621
                               -------------------------------------------------

                          GARNET RESOURCES CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    74-2421851
- --------------------------------------        ----------------------------------
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                      Identification No.)

       333 Clay Street, Suite 4500, Houston, Texas         77002
    --------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

                                 (713) 759-1692
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X                 No
                           -----                  -----

As of May 15, 1995, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

       GARNET RESOURCES CORPORATION (the "Registrant" or the "Company")


                                   I N D E X


PART I  -  FINANCIAL INFORMATION                                                     Page
- ------                                                                               ----
         Item 1. Financial Statements

                   Consolidated Balance Sheets -
                    March 31, 1995 (unaudited)
                    and December 31, 1994                                             3-4

                   Consolidated Statements of
                    Operations for the Three Months
                    Ended March 31, 1995 and 1994
                    (unaudited)                                                        5

                   Condensed Consolidated Statements of
                    Cash Flows for the Three Months Ended
                    March 31, 1995 and 1994 (unaudited)                                6

                   Notes to Condensed Consolidated Financial
                    Statements-March 31, 1995 (unaudited)                             7-14


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                          15-17

PART II  -  OTHER INFORMATION
- -------

         Item 6. Exhibits and Reports on Form 8-K                                    18-19


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                              March 31,      December 31,
ASSETS                                                          1995             1994
- ------                                                      ------------     -----------
                                                             (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                          $ 3,617,990      $ 7,990,605
         Accounts receivable                                  2,906,814        2,276,500
         Inventories                                          1,388,501        1,257,207
         Prepaid expenses                                       252,263          133,692
                                                            -----------      -----------

                 Total current assets                         8,165,568       11,658,004
                                                            -----------      -----------

NET ASSETS HELD FOR DISPOSITION                                 549,314          514,624
                                                            -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
         Oil and gas properties
          (full-cost method)-
           Proved                                            39,372,235       35,948,942
           Unproved (excluded from
            amortization)                                     7,322,526        6,416,808
                                                            -----------      -----------

                                                             46,694,761       42,365,750

         Other equipment                                        142,993          142,993
                                                            -----------      -----------

                                                             46,837,754       42,508,743
         Less - Accumulated depreciation,
          depletion and amortization                         (7,193,575)      (6,446,953)
                                                            -----------      -----------

                                                             39,644,179       36,061,790
                                                            -----------      -----------

OTHER ASSETS                                                  1,028,526        1,065,619
                                                            -----------      -----------

                                                            $49,387,587      $49,300,037
                                                            ===========      ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   Continued


                                                     March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1995             1994
- ------------------------------------               ------------     ------------
                                                    (unaudited)
CURRENT LIABILITIES:
         Current portion of long-term debt         $ 2,008,513      $ 1,932,156
         Accounts payable and accrued
          liabilities                                2,998,398        3,703,494
                                                   -----------      -----------

                 Total current liabilities           5,006,911        5,635,650
                                                   -----------      -----------

LONG-TERM DEBT, net of current portion              17,625,090       17,506,105
                                                   -----------      -----------

OTHER LONG-TERM LIABILITIES                            381,315          368,030
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value,
          20,000,000 shares authorized,
          11,492,162 shares issued and
          outstanding as of March 31, 1995,
          11,125,537 shares issued and
          outstanding as of
          December 31, 1994                            114,922          111,255
         Capital in excess of par value             52,491,212       51,395,004
         Retained earnings (deficit)               (26,231,863)     (25,716,007)
                                                   -----------      -----------

                 Total stockholders' equity         26,374,271       25,790,252
                                                   -----------      -----------

                                                   $49,387,587      $49,300,037
                                                   ===========      ===========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                   1995               1994
                                                -----------        -----------
REVENUES:
   Oil sales                                    $ 1,638,947        $   887,948
   Interest                                          97,706            102,523
                                                -----------        -----------
                                                  1,736,653            990,471
                                                -----------        -----------
COSTS AND EXPENSES:
   Production                                       815,398            704,082
   Exploration                                       16,204              -
   General and
    administrative                                  387,523            361,995
   Interest                                         367,716            253,511
   Depreciation, depletion
    and amortization                                746,622            438,855
   Foreign currency translation
    (gain)loss                                     (182,239)            21,182
                                                -----------        -----------
                                                  2,151,224          1,779,625
                                                -----------        -----------
INCOME (LOSS) BEFORE
       INCOME TAXES                                (414,571)          (789,154)

PROVISION FOR INCOME TAXES                          101,285            109,332
                                                -----------        -----------

NET LOSS                                        $  (515,856)       $  (898,486)
                                                ===========        ===========

NET LOSS PER SHARE                              $      (.05)       $      (.08)
                                                ===========        ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING                               11,186,641         11,125,537
                                                ===========        ===========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                       1995             1994
                                                                   ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $  (515,856)    $  (898,486)
   Exploration costs                                                    16,204           -
   Depreciation, depletion and
     amortization                                                      746,622         438,855
   Deferred income taxes                                                 -              25,535
   Changes in components of
     working capital                                                  (990,666)       (140,716)
   Other                                                                54,153          52,748
                                                                   -----------     -----------

       Net cash used for
        operating activities                                          (689,543)       (522,064)
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (3,406,500)     (2,143,817)
   (Increase) decrease in joint venture
       and contractor advances                                        (135,846)      4,613,724
   Acquisition of interests in Argosy Energy
       International, net of cash acquired                             (92,621)          -
   Other                                                               (32,727)          3,710
                                                                   -----------     -----------

       Net cash provided by (used for)
        investing activities                                        (3,667,694)      2,473,617
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt                                                  (15,378)       (485,797)
   Costs of debt issuances                                               -              (2,265)
                                                                   -----------     -----------

       Net cash used for
        financing activities                                           (15,378)       (488,062)
                                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                   (4,372,615)      1,463,491

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                              7,990,605      11,332,144
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                  $ 3,617,990     $12,795,635
                                                                   ===========     ===========

Supplemental disclosures of cash flow
 information:

 Cash paid for -
  Interest, net of amounts capitalized                             $   334,647     $   255,810
  Income taxes                                                         169,635          38,782



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (Unaudited)


(1)  Financial statement presentation-

     The condensed consolidated financial statements include the accounts of Garnet Resources Corporation, a Delaware corporation ("Garnet"), and its wholly owned subsidiaries. Garnet and its wholly owned subsidiaries are collectively referred to as the "Company." These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's prior audited consolidated financial statements and the notes thereto.

(2)  Colombian operations-

     Through its ownership of interests in Argosy Energy International, a Utah limited partnership ("Argosy"), the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and its joint venture partner to explore for oil and gas on approximately 172,000 acres located in the Putumayo Region of Colombia (the "Santana Block"), and provides for a 10-year exploration period expiring in 1997, subject to a requirement for additional partial relinquishments in 1995 and 1997, and for a production period expiring in 2015. Argosy and its joint venture partner also have an association contract (the "Fragua Contract") with Ecopetrol which covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"). The 10-year exploration period and 28-year contract term provided by the Fragua Contract will expire in 2002 and 2020, respectively. Argosy and its joint venture partner also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol (the "Aporte Putumayo Contracts"). Argosy and its joint venture partner have notified Ecopetrol that they intend to relinquish the Aporte Putumayo Block and have recently suspended production from the wells on the block, which were first placed on production in 1976, because declining production rates have made continued operation economically unattractive under the terms of the contract with Ecopetrol for sale of the oil production.

     Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract and the Fragua Contract provide that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the production, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of successful exploratory wells in the field. In the event accumulated oil production from the Santana Contract exceeds seven million barrels, Ecopetrol will continue to bear 50% of development costs, but its interest in production revenues and operating costs will increase to 65%. If a commercial field on the Fragua Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will increase in 5% increments from 50% to 70% as accumulated production from the field increases in 30 million barrel increments from 60 million barrels to 150 million barrels. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Fragua Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. In the event a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy.

     In March 1995 the Company increased its ownership in Argosy by exchanging 366,625 shares of Garnet's common stock with a value of $3.00 per share and cash totalling $142,703 for the partnership interests held by certain of Argosy's limited partners. The Company's resulting net participation in revenues and costs for the Santana Contract and Fragua Contract are as follows:

                                                            Santana                 Fragua
                                                            Contract               Contract
                                                      --------------------   --------------------
                                                      Production Operating   Production Operating
                                                       Revenues    Costs      Revenues    Costs
                                                      --------- ----------   ---------- ---------
Production activities:
     Before seven million barrels
      of accumulated production                        21.8%       27.2%            N/A
     After seven million barrels
      of accumulated production                        15.3%       19.1%            N/A
     Before 60 million barrels
      of accumulated production                               N/A            21.8%        27.3%
     After 150 million barrels
      of accumulated production                               N/A            13.1%        16.4%

Exploration costs                                            38.1%                 54.6%

Development costs                                            27.2%                 27.3%

     The joint venture has completed its seismic acquisition and drilling obligations for the first six years of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. As of March 31, 1995, a total of 10 productive wells had been drilled in the Toroyaco, Linda, Mary and Miraflor fields, and another development well in the Mary field was in progress. Five wells on other geologic prospects have been plugged and abandoned as dry holes. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1995 through 1997. The joint venture has also completed its seismic obligation for the first two years of the Fragua Contract; no wells have yet been drilled in the contract area.

     Under the terms of a contract in force through December 31, 1994, oil produced from the Santana Block either was sold to Ecopetrol or was exported if Ecopetrol elected not to purchase it. If the joint venture's share of crude production from the Santana Block was required for Colombia's domestic market, the price paid by Ecopetrol was based on the equivalent value of products refined from the crude, less a stipulated refining cost. Under the terms of a new contract effective January 1, 1995, all oil produced from the Santana Block is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol adjusted for quality differences less a handling and commercialization fee of $.465 per barrel. If Ecopetrol does not export the oil, the price paid is based on quoted prices for Colombia's Cano Limon crude oil adjusted for quality differences, plus or minus a sales value differential to be determined by independent analysis, less Ecopetrol's cost to transport the crude to Cartagena and a handling and commercialization fee of $.365 per barrel. Prices determined under terms of the new contract are not expected to be significantly different than those calculated pursuant to the previous contract. Under the terms of contracts with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, Argosy has experienced no difficulty in repatriating the remaining 75% of such payments which are payable in United States dollars.

     As general partner, the Company's subsidiary is contingently liable for any obligations of Argosy and may be contingently liable for claims generally related to the conduct of Argosy's business.

(3)  Exploration licenses in Papua New Guinea-

     Garnet PNG Corporation, a wholly owned subsidiary of Garnet ("Garnet PNG"), owns working interests in two petroleum prospecting licenses in Papua New Guinea which entitle it and its joint venture partners to explore for oil. Garnet PNG owns a 7.73% interest (the "PPL-74 Interest") in Petroleum Prospecting License No. 174 ("PPL-174") which covers 126,000 acres (the "PPL-174 Area"), and a 40% interest (the "PPL-77 Interest") in Petroleum Prospecting License No. 77 ("PPL-77") which covers 945,000 acres (the "PPL-77 Area"). In 1986 oil was discovered approximately 10 miles from the northern border of the PPL-77 Area in an adjoining license area operated by

Chevron Niugini Pty. Limited, a subsidiary of Chevron Overseas Petroleum Inc. ("Chevron").

       In 1989 Garnet PNG, Niugini Energy Pty. Limited ("Niugini") and Chevron entered into a farmout agreement, pursuant to which Chevron paid 100% of certain exploration costs on the PPL-77 Area including the drilling of an exploratory well, which was plugged and abandoned as a dry hole in 1990, and a 400-mile seismic survey, which resulted in interpretation of a large potential oil prospect (the "Kamusi Prospect") on PPL-77 and two adjoining licenses. In 1991 Chevron withdrew from the joint venture with Garnet PNG and Niugini, and reassigned its interest in PPL-77 to Garnet PNG and Niugini. As Garnet PNG was unable to consummate a farmout agreement or make other arrangements to drill the well which was then required to be drilled by December 1992, management of the Company concluded in 1992 that the Company's investment in PPL-77 should be charged to expense.

       Notwithstanding this conclusion, the Company continued its efforts to arrange for the drilling of a well on the Kamusi Prospect and entered into an agreement with several other companies to fund the costs of such well. In January 1995 the Government of Papua New Guinea issued PPL-174 to Garnet PNG and its joint venture partners. PPL-174 covers the Kamusi Prospect and includes a portion of the acreage formerly within the boundaries of PPL-77 and adjoining areas. Under the terms of PPL-174, the Kamusi Prospect well must be commenced by January 18, 1996. Garnet PNG expects to contribute approximately $238,000 to the costs of the well. The Government of Papua New Guinea has extended the expiration date of PPL-77 until January 1996.

       In connection with its acquisition of the PPL-77 Interest from Niugini in 1987, Garnet PNG agreed to pay the first $2,545,000 of the costs to be incurred by Garnet PNG and Niugini in connection with an exploration program on the PPL-77 Area (the "Commitment Amount"), all of which has been paid. Garnet PNG has agreed to continue to pay 100% of certain costs until the well on the Kamusi Prospect has been drilled, and will recoup Niugini's 60% share of such costs out of Niugini's net share of proceeds from production, if any. Such costs in excess of the Commitment Amount are expected to include only nominal amounts to be incurred in concluding the aforementioned contractual arrangements for drilling the well on the Kamusi Prospect.

     Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately $US400,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

(4)  Long-term debt-

     Long-term debt at March 31, 1995 and December 31, 1994 consisted of the following:


                                                               1995         1994
                                                           -----------  -----------
       9 1/2% convertible subordinated                     $15,000,000  $15,000,000
         debentures

       Note payable by Argosy to a
         U.S. bank                                           4,358,640    4,161,080

       Note payable by Argosy to a
         Colombian bank                                        274,963      277,181
                                                           -----------  -----------

                                                            19,633,603   19,438,261

       Less - Current portion                               (2,008,513) (1,932,156)
                                                           -----------  -----------

                                                           $17,625,090  $17,506,105
                                                           ===========  ===========


     In 1993 Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock.

     In May 1994 Argosy entered into a finance agreement with Overseas
Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank
loans to Argosy.   The first stage loan of $4,400,000 was completed in August
1994. Receipt of the second stage loan of $4,800,000 is subject to a number of conditions, including compliance with certain drilling and production schedules and oil sales requirements. The Company plans to use these funds to drill development wells and construct pipelines and production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at March 31, 1995 was 6 9/16%. In addition Argosy pays the lender a commitment fee of .25% per annum on the undisbursed and uncancelled amount of the guaranty, and also paid the lender a facility fee of $46,000. In consideration for OPIC's guaranty, Argosy agreed to pay OPIC certain fees, including a facility fee of $92,000, a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed, a commitment fee of .67% per annum on the undisbursed and uncancelled amount of the guaranty, and a cancellation fee equal to .67% of the amount canceled. As of March 31, 1995, Argosy was not in compliance with certain financial ratios required under the finance agreement. OPIC has waived compliance with these requirements through April 1, 1996.

     In 1993 Argosy received a loan from a Colombian bank, which is secured by receivables from Ecopetrol for well costs allocable to Ecopetrol but paid by Argosy. The loan bears interest at U.S. prime plus 2%, and is repaid in varying amounts from Ecopetrol's share of production from the wells. The interest rate at March 31, 1995 was 11%.

(5)  Stockholders' equity-

     Stock option plans-

     Garnet and a predecessor entity have adopted stock option plans (the "Employee Plans") pursuant to which an aggregate of 1,188,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to officers, employees, and certain other persons or entities who perform substantial services for or on behalf of Garnet or its subsidiaries. At Garnet's 1995 annual meeting of shareholders, a proposal will be considered to amend one of the Employee Plans to increase by 300,000 shares the number of shares authorized to be issued.

     The Stock Option and Compensation Committee of Garnet's Board of Directors (the "Committee") is vested with sole and exclusive authority to administer and interpret the Employee Plans, to determine the terms upon which options may be granted, to prescribe, amend and rescind such interpretations and determinations and to grant options to directors. Current Committee members are not eligible to receive options under the Employee Plans.

     In addition, Garnet has adopted the 1990 Directors' Stock Option Plan (the "Directors' Plan") pursuant to which an aggregate of 470,000 shares of Garnet's common stock is authorized to be issued to directors who are not employees of the Company. Under the terms of the Directors' Plan, as amended, options may be granted at the discretion of the Board of Directors, provided, however, that the timing of option grants is restricted to the second quarter of Garnet's fiscal year.

     Each option is exercisable for a period of 10 years and 30 days from the date of grant. The purchase price of shares issuable upon exercise of an option may be paid in cash or by delivery of shares with a value equal to the exercise price of the option. The Committee has determined that the right to exercise non-incentive options issued to employees vests over a period of four years, so that 20% of the option becomes exercisable on each anniversary of the date of grant. Non-incentive options issued to directors and other eligible participants generally are fully exercisable on and after the date of grant.

     The following is a summary of stock option activity in connection with the Employee Plans and the Directors' Plan:

                                                  Shares          Price Range
                                                 ---------        ------------
Options outstanding at December 31, 1992           952,500        $2.50-$13.83
Options granted                                    310,000         4.78-  5.75
Options exercised                                   (3,000)            2.50
Options expired                                    (30,000)        4.78- 13.83
                                                 ---------        ------------

Options outstanding at December 31, 1993         1,229,500         2.50- 13.83
Options granted                                    140,000            4.05
                                                 ---------        ------------

Options outstanding at December 31, 1994         1,369,500         2.50- 13.83
Options granted                                    293,000            2.69
Options expired                                   (359,955)        2.50- 13.83
                                                 ---------        ------------

Options outstanding at March 31, 1995            1,302,545        $2.50-$13.83
                                                 =========        ============

     As of March 31, 1995, options for 942,430 shares were exercisable.

(6)  Income taxes-

     The provisions for income taxes relate to the Colombian activities of Argosy. No United States or Colombian deferred taxes were provided because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset which the Company has determined is not presently realizable.

     As of December 31, 1994, the Company had a regular tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $22,400,000 and $22,000,000, respective-
ly. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

(7)  Acquisition of RGO Energy Inc. and RGO Partners, Ltd.-

     In 1991, in transactions accounted for as purchases, Garnet acquired
RGO Energy Inc. and RGO Partners, Ltd., two privately-owned entities (referred to collectively herein as "the RGO Entities"). At the date of acquisition, approximately 60% of the assets of the RGO Entities was comprised of cash, with the balance being primarily working, royalty and mineral interests in producing and undeveloped oil and gas properties in the United States. All of the working interests acquired in the mergers were sold in 1993. Because management intends to sell the remaining royalty and mineral interests when the market conditions are suitable, these assets are reflected as "Net assets held for disposition" in the accompanying consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources


     Since December 31, 1994, the Company has expended approximately
$3,300,000 for the acquisition, exploration and development of its oil and gas properties. Such expenditures include approximately $2,700,000 for exploration and development activities on the Santana Block and Fragua Block in Colombia, approximately $100,000 for exploration and related costs for the PPL-77 Area and PPL-174 Area in Papua New Guinea, and approximately $500,000 for exploration activities in Turkey.

     Funding for these activities was provided by reducing the Company's cash balances from approximately $7,991,000 at December 31, 1994 to approximately $3,618,000 at March 31, 1995. Other than the OPIC guaranty, the Company has no significant lines of credit.

     Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the first six years of the Santana Contract, resulting in the discovery of four oil fields. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1995 through 1997. The Company plans to perform additional seismic work and to drill one additional exploratory well during the remainder of 1995 on the Santana Block, with estimated total costs to the Company of approximately $1,600,000. The seismic program required during the first two years of the Fragua Contract has also been completed. An additional seismic survey is planned for 1995, for which the Company's share of the costs is estimated to be approximately $250,000.

     The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared as commercial by Ecopetrol in 1993. In August 1994 the Company resumed a limited early production program from one well in the Mary field, and added additional wells in the Mary and Miraflor fields to this program in the first and second quarters of 1995. Production from the four fields is presently approximately 10,000 barrels of oil per day. The Company's share of such production is 21.8%; it also receives an additional 21.8% of the production from certain wells until it recovers the drilling and completion costs for those wells allocable to Ecopetrol but paid by the Company.

     As of March 31, 1995, the Company was completing the construction of production facilities for the Mary and Miraflor fields, for which the Company's share of the remaining costs is expected to be approximately $2,450,000. The Company also plans to drill five additional development wells in the Toroyaco, Linda and Miraflor fields in 1995 and 1996. The Company's share of the costs of drilling and completing each of the wells in these fields is expected to range from $650,000 to $800,000.

         Under the terms of PPL-174, an exploratory well on the Kamusi Prospect in Papua New Guinea must be commenced by January 18, 1996. Garnet PNG expects to contribute approximately $238,000 to the costs of the well.

         As described herein, the Company's operations are primarily located outside the United States. Although certain of such operations are conducted in foreign currencies, the Company considers the U.S. dollar to be the functional currency in most of the countries in which it operates. In addition, the Company has no significant operations in countries with highly inflationary economies. As a result, the Company's foreign currency transaction gains and losses have not been significant. Exchange controls exist for the repatriation of funds from Colombia and Papua New Guinea. The Company believes that the continuing viability of its operations in these countries will not be affected by such restrictions.

         It is anticipated that the Company's foreign exploration and development activities will require substantial amounts of capital. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital, cash flow from production in Colombia, proceeds of OPIC-guaranteed loans, and cash proceeds expected to be received from the sale of assets held for disposition, although there can be no assurance that any of such assets can be sold on terms acceptable to the Company. The Company may also consider entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties.

         The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of an oil and gas business is uncertain due, in part, to the substantial instability in oil and gas prices in recent years and to the volatility of financial markets. There can be no assurance that the additional financing which may be necessary to fund the Company's operations and obligations will be available on economically acceptable terms. In addition, the Company's ability to continue its exploration and development programs may be dependent upon its joint venture partners financing their portion of such costs and expenses. There can be no assurance that the Company's partners will contribute, or be in a position to contribute, their costs and expenses of the joint venture programs. If the Company's partners cannot finance their obligations to the joint ventures, the Company may be required to accept an assignment of the partners' interests therein and assume their financing obligations. If sufficient funds cannot be raised to meet the Company's obligations in connection with its properties, the interests in such properties might be sold or forfeited.

Results of Operations

                       Three months ended March 31, 1995
                     compared with the same period in 1994

     The Company reported net losses of $515,856 ($.05 per share) and $898,486 ($.08 per share) for the three months ended March 31, 1995 and 1994, respectively.

     Increases in 1995 in oil and gas revenues, production costs and depreciation, depletion and amortization primarily reflect higher oil prices and production from new wells in Colombia. Production costs per barrel decreased because of a lower tariff on the Trans-Andean pipeline which became effective in February 1994, and because of reduced trucking charges resulting from the completion of the Uchupayaco-Santana pipeline in June 1994. The Company's comparative average daily sales volumes in barrels of oil per day ("BOPD"), average sales prices and costs per barrel in Colombia for such periods were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                     1995            1994
                                                    ------          ------
Average oil sales (BOPD)                             1,151             812
Average oil price per barrel                        $15.82          $12.15
Production costs per barrel                         $ 7.87          $ 9.63
Depreciation, depletion and
 amortization per barrel                            $ 7.18          $ 5.97

     The increase in 1995 in interest expense, net of amounts capitalized,
is attributable to the OPIC-guaranteed loan received in August 1994.   The
foreign currency translation gain recorded in 1995 resulted from an approximate 5% devaluation in the Colombian peso during the first quarter. The provision for income taxes, all of which relates to Colombian operations, was higher in 1994 because of a deferred tax provision.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

                Item                                                    Exhibit
                 No.               Item Title                             No.
                ----               ----------                           -------
                 (2)     Plan of acquisition, reorganization,
                         arrangement, liquidation or succession:
                         Not Applicable

                 (3)     Articles of Incorporation and By-Laws:
                         Not Applicable

                 (4)     Instruments defining the rights of
                         security holders, including indentures:
                         Not Applicable

                 (10)    Material contracts: Not Applicable

                 (11)    Statement regarding computation of per
                         share earnings is not required because
                         the relevant computations can be clearly determined from the material contained in the Financial Statements included herein.

                 (15)    Letter re unaudited interim financial
                         information:  Not Applicable

                 (18)    Letter re change in accounting principles:
                         Not Applicable

                 (19)    Report furnished to security holders:
                         Not Applicable

                 (22)    Published report regarding matters
                         submitted to vote of security holders:
                         Not Applicable

                 (23)    Consents of experts and counsel:
                         Not Applicable

                 (24)    Power of attorney:  Not Applicable


                 (27)    Financial Data Schedule.                       27

                 (99)    Additional Exhibits:  Not Applicable


        (b)  Reports on Form 8-K

             No Reports on Form 8-K were filed by Registrant during the three months ended March 31, 1995.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GARNET RESOURCES CORPORATION



Date:  May 15, 1995                       /s/ W. Kirk Bosche'
                                          ----------------------------
                                          W. Kirk Bosche',
                                          Vice President and Treasurer
                                          (As both a duly authorized
                                          officer of Registrant and as
                                          principal financial officer
                                          of Registrant)

                               INDEX TO EXHIBITS




       Exhibit
       Number                           Description
       -------                          -----------
        27                        Financial Data Schedule
