Form 10-Q
period 1995-06-30
GARNET RESOURCES CORP /DE/
filed 1995-08-15
CIK 820084

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1995

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                           Commission file number 0-16621

                          GARNET RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   74-2421851
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)

33 CLAY STREET, SUITE 4500, HOUSTON, TEXAS                   77002
 (Address of principal executive offices)                  (Zip Code)

                                 (713) 759-1692
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---

As of August 14, 1995, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

        GARNET RESOURCES CORPORATION (the "Registrant" or the "Company")

                                    I N D E X


PART I  -    FINANCIAL INFORMATION                                    Page
                                                                      ----
         Item 1. Financial Statements

                    Consolidated Balance Sheets -
                     June 30, 1995 (unaudited)
                     and December 31, 1994                             3-4

                    Consolidated Statements of
                     Operations for the Three Months
                     and Six Months Ended June 30, 1995
                     and 1994 (unaudited)                                5

                    Condensed Consolidated Statements of
                     Cash Flows for the Six Months Ended
                     June 30, 1995 and 1994 (unaudited)                  6

                    Notes to Condensed Consolidated Financial
                     Statements-June 30, 1995 (unaudited)             7-14

         Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                     14-17

PART II  -   OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of
                      Security Holders                                  17

         Item 6. Exhibits and Reports on Form 8-K                    17-18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,                December 31,
                                                                           1995                      1994
                                                                       ------------              ------------
                                                                        (unaudited)
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                     $ 3,565,056               $ 7,990,605
         Accounts receivable                                             2,740,942                 2,276,500
         Inventories                                                     1,450,540                 1,257,207
         Prepaid expenses                                                  279,461                   133,692
                                                                       -----------               -----------

                  Total current assets                                   8,035,999                11,658,004
                                                                       -----------               -----------

NET ASSETS HELD FOR DISPOSITION                                            524,583                   514,624
                                                                       -----------               -----------

PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties
          (full-cost method) -
           Proved                                                       41,661,365                35,948,942
           Unproved (excluded from
            amortization)                                                7,188,467                 6,416,808
                                                                       -----------               -----------

                                                                        48,849,832                42,365,750

         Other equipment                                                   135,617                   142,993
                                                                       -----------               -----------

                                                                        48,985,449                42,508,743
         Less - Accumulated depreciation,
          depletion and amortization                                    (8,544,598)               (6,446,953)
                                                                       -----------               -----------

                                                                        40,440,851                36,061,790
                                                                       -----------               -----------

OTHER ASSETS                                                             1,021,971                 1,065,619
                                                                       -----------               -----------

                                                                       $50,023,404               $49,300,037
                                                                       ===========               ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    Continued


                                                                         June 30,                December 31,
                                                                           1995                      1994
                                                                       ------------              ------------
                                                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt                             $   199,866               $ 1,932,156
         Accounts payable and accrued
          liabilities                                                    3,823,045                 3,703,494
                                                                       -----------               -----------

                  Total current liabilities                              4,022,911                 5,635,650
                                                                       -----------               -----------

LONG-TERM DEBT, net of current portion                                  19,358,640                17,506,105
                                                                       -----------               -----------

DEFERRED INCOME TAXES                                                      235,763                    -
                                                                       -----------               -----------

OTHER LONG-TERM LIABILITIES                                                511,929                   368,030
                                                                       -----------               -----------

STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value,
           20,000,000 shares authorized,
           11,492,162 shares issued and
           outstanding as of June 30, 1995,
           11,125,537 shares issued and
           outstanding as of December 31, 1994                             114,922                   111,255
         Capital in excess of par value                                 52,491,212                51,395,004
         Retained earnings (deficit)                                   (26,711,973)              (25,716,007)
                                                                       -----------               -----------

                  Total stockholders' equity                            25,894,161                25,790,252
                                                                       -----------               -----------

                                                                       $50,023,404               $49,300,037
                                                                       ===========               ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended                         Six Months Ended
                                                        June 30,                                  June 30,
                                               1995                   1994                1995               1994
                                            -----------            -----------         -----------        -----------
REVENUES:
    Oil sales                               $ 2,569,194            $   747,136         $ 4,208,141        $ 1,635,084
    Interest                                     57,842                 92,360             155,548            194,883
                                            -----------            -----------         -----------        -----------
                                              2,627,036                839,496           4,363,689          1,829,967
                                            -----------            -----------         -----------        -----------
COSTS AND EXPENSES:
    Production                                  883,029                502,980           1,698,427          1,207,062
    Exploration                                   -                        205              16,204                205
    General and administrative                  565,258                318,507             952,781            680,502
    Interest                                    315,705                206,702             683,421            460,213
    Depreciation, depletion and
      amortization                            1,363,522                300,103           2,110,144            738,958
    Foreign currency translation
     (gain)loss                                (328,461)                12,232            (510,700)            33,414
                                            -----------            -----------         -----------        -----------
                                              2,799,053              1,340,729           4,950,277          3,120,354
                                            -----------            -----------         -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES              (172,017)              (501,233)           (586,588)        (1,290,387)

PROVISION (BENEFIT) FOR INCOME TAXES            308,093                (63,904)            409,378             45,428
                                            -----------            -----------         -----------         ----------

NET LOSS                                    $  (480,110)           $  (437,329)        $  (995,966)       $(1,335,815)
                                            ===========            ===========         ===========        ===========

NET LOSS PER SHARE                          $      (.04)           $      (.04)        $      (.09)       $      (.12)
                                            ===========            ===========         ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          11,492,162             11,125,537          11,340,245         11,125,537
                                            ===========            ===========         ===========        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                             1995                 1994
                                                         -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $    (995,966)       $  (1,335,815)
    Exploration costs                                           16,204                  205
    Depreciation, depletion and amortization                 2,110,144              738,958
    Deferred income taxes                                      235,763             (124,503)
    Changes in components of working capital                (1,569,781)            (124,963)
    Other                                                      240,932               96,121
                                                         -------------        -------------
        Net cash provided by (used for)
         operating activities                                   37,296             (749,997)
                                                         -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (5,117,048)          (3,959,501)
    Decrease in joint venture and contractor advances          902,191            3,029,048
    Acquisition of interests in Argosy Energy
        International, net of cash acquired                    (92,621)                --
    Other                                                      (13,117)              19,635
                                                         -------------        -------------
        Net cash used for investing activities              (4,320,595)            (910,818)
                                                         -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of debt                                         (90,475)            (541,058)
    Costs of debt issuances                                    (51,775)             (38,799)
                                                         -------------        -------------

        Net cash used for
         financing activities                                 (142,250)            (579,857)
                                                         -------------        -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (4,425,549)          (2,240,672)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             7,990,605           11,332,144
                                                         -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   3,565,056        $   9,091,472
                                                         =============        =============

Supplemental disclosures of cash flow information:

    Cash paid for -
       Interest, net of amounts capitalized              $     643,165        $     420,674
       Income taxes                                            389,754               55,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (Unaudited)

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

(2)  Colombian operations-

     Through its ownership of interests in Argosy Energy International, a Utah limited partnership ("Argosy"), the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and its joint venture partner to explore for oil and gas on approximately 86,000 acres located in the Putumayo Region of Colombia (the "Santana Block"), and provides for a 10-year exploration period expiring in 1997, subject to a requirement for additional partial relinquishments in 1997, and for a production period expiring in 2015. Argosy and its joint venture partner also have an association contract (the "Fragua Contract") with Ecopetrol which covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"). The 10-year exploration period and 28-year contract term provided by the Fragua Contract will expire in 2002 and 2020, respectively. Argosy and its joint venture partner also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol (the "Aporte Putumayo Contracts"). Argosy and its joint venture partner have notified Ecopetrol that they intend to relinquish the Aporte Putumayo Block and have recently suspended production from the wells on the block, which were first placed on production in 1976, because declining production rates have made continued operation economically unattractive under the terms of the contract with Ecopetrol for sale of the oil production.

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

         In March 1995 the Company increased its ownership in Argosy by exchanging 366,625 shares of Garnet's common stock with a value of $3.00 per share and cash totalling $142,703 for the partnership interests held by certain of Argosy's limited partners. The Company's resulting net participation in revenues and costs for the Santana Contract and Fragua Contract are as follows:


                                                                 Santana                             Fragua
                                                                 Contract                           Contract
                                                       ----------------------------       ------------------------------
                                                       Production         Operating       Production          Operating
                                                        Revenues            Costs          Revenues             Costs
                                                       ----------         ---------       ----------          ----------
Production activities:
     Before seven million barrels
       of accumulated production                          21.8%            27.2%                       N/A

     After seven million barrels
       of accumulated production                          15.3%            19.1%                       N/A

     Before 60 million barrels
       of accumulated production                                   N/A                       21.8%               27.3%

     After 150 million barrels
       of accumulated production                                   N/A                       13.1%               16.4%

Exploration costs                                                  38.1%                               54.6%

Development costs                                                  27.2%                               27.3%

      The joint venture has completed its seismic acquisition and drilling obligations for the first eight years of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1995 through 1997. The joint venture has also completed its obligations for the first three years of the Fragua Contract; no wells have yet been drilled in the contract area.

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

(3)  Exploration licenses in Papua New Guinea -

 Garnet PNG Corporation, a wholly owned subsidiary of Garnet ("Garnet PNG"), owns working interests in two petroleum prospecting licenses in Papua New Guinea which entitle it and its joint venture partners to explore for oil. Garnet PNG owns a 7.73% interest (the "PPL-174 Interest") in Petroleum Prospecting License No. 174 ("PPL-174") which covers 126,000 acres (the "PPL- 174 Area"), and a 40% interest (the "PPL-77 Interest") in Petroleum Prospecting License No. 77 ("PPL-77") which covers 945,000 acres (the "PPL-77 Area"). In 1986 oil was discovered approximately 10 miles from the northern border of the PPL-77 Area in an adjoining license area operated by Chevron Niugini Pty. Limited, a subsidiary of Chevron Overseas Petroleum Inc. ("Chevron").

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

     Notwithstanding this conclusion, the Company continued its efforts to arrange for the drilling of a well on the Kamusi Prospect and entered into an agreement in 1994 with several other companies to fund the costs of such well. In January 1995 the Government of Papua New Guinea issued PPL-174 to Garnet PNG and its joint venture partners. PPL-174 covers the Kamusi Prospect and includes a portion of the acreage formerly within the boundaries of PPL-77 and adjoining areas. Under the terms of PPL-174, the Kamusi Prospect well must be commenced by January 18, 1996. Garnet PNG expects to contribute approximately $238,000 to the costs of the well.

     In April 1995 the Company entered into an agreement with Occidental International Exploration and Production Company ("Occidental") covering PPL-77. Under the agreement, and subject to the approval of the Papua New Guinea Government, a new license on the acreage is to be issued to and owned by Occidental (88%), Garnet (6%) and Niugini (6%), and Occidental agreed to drill and complete at its cost a test well on the new license within the first 2 years. The Government has approved the application, and the new license is expected to be issued in the fourth quarter of 1995. The Government of Papua New Guinea has extended the expiration date of PPL-77 until January 1996.

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

     Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately $US370,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

(4)  Long-term debt-

    Long-term debt at June 30, 1995 and December 31, 1994 consisted of the following:


                                                                  1995                1994
                                                              -----------          -----------
 9 1/2% convertible subordinated debentures                   $15,000,000          $15,000,000

 Note payable by Argosy to a U.S. bank                          4,358,640            4,161,080

 Note payable by Argosy to a Colombian bank                       199,866              277,181
                                                              -----------          -----------

                                                               19,558,506           19,438,261
 Less - Current portion                                          (199,866)          (1,932,156)
                                                              -----------          -----------

                                                              $19,358,640          $17,506,105
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

     In May 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy. The first stage loan of $4,400,000 was completed in August 1994. Receipt of the second stage loan of $4,800,000 is subject to a number of conditions, including compliance with certain drilling and production schedules and oil sales requirements. The Company plans to use these funds to drill development wells and construct pipelines and production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at June 30, 1995 was 6 5/16%. In addition Argosy pays the lender a commitment fee of .25% per annum on the undisbursed and uncancelled amount of the guaranty, and also paid the lender a facility fee of $46,000. In consideration for OPIC's guaranty, Argosy agreed to pay OPIC certain fees, including a facility fee of $92,000, a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed, a commitment fee of .67% per annum on the undisbursed and uncancelled amount of the guaranty, and a cancellation fee equal to .67% of the amount canceled. As of June 30, 1995, Argosy was not in compliance with certain financial ratios required under the finance agreement. OPIC has waived compliance with these requirements through July 1, 1996.

     In 1993 Argosy received a loan from a Colombian bank, which is secured by receivables from Ecopetrol for well costs allocable to Ecopetrol but paid by Argosy. The loan bears interest at U.S. prime plus 2%, and is repaid in varying amounts from Ecopetrol's share of production from the wells. The interest rate at June 30, 1995 was 11%.

(5)  Stockholders' equity -

     Stock option plans -

     Garnet and a predecessor entity have adopted stock option plans (the "Employee Plans") pursuant to which an aggregate of 1,488,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to officers, employees, and certain other persons or entities who perform substantial services for or on behalf of Garnet or its subsidiaries.

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

     The following is a summary of stock option activity in connection with the Employee Plans and the Directors' Plan:


                                                                                  Shares         Price Range
                                                                                  ------         -----------
Options outstanding at December 31, 1992                                          952,500        $2.50-$13.83
Options granted                                                                   310,000         4.78-  5.75
Options exercised                                                                  (3,000)            2.50
Options expired                                                                   (30,000)        4.78- 13.83
                                                                                ---------        ------------

Options outstanding at December 31, 1993                                        1,229,500         2.50- 13.83
Options granted                                                                   140,000             4.05
                                                                                ---------        ------------

Options outstanding at December 31, 1994                                        1,369,500         2.50- 13.83
Options granted                                                                   618,000         2.50-  2.87
Options expired                                                                  (568,398)        2.50- 13.83
                                                                                ---------        ------------

Options outstanding at June 30, 1995                                            1,419,102        $2.50-$13.83
                                                                                =========        ============

     As of June 30, 1995, options for 1,161,878 shares were exercisable.

(6)  Income taxes -

     The provisions for income taxes relate to the Colombian activities of Argosy. No United States deferred taxes were provided because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset which the Company has determined is not presently realizable.

     As of December 31, 1994, the Company had a regular tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $22,400,000 and $22,000,000, respectively. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

(7)  Acquisition of RGO Energy Inc. and RGO Partners, Ltd. -

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     Since December 31, 1994, the Company has expended approximately
$5,000,000 for the acquisition, exploration and development of its oil and gas properties. Such expenditures include approximately $4,200,000 for exploration and development activities on the Santana Block and Fragua Block in Colombia, approximately $100,000 for exploration and related costs for the PPL-77 Area and PPL-174 Area in Papua New Guinea, and approximately $700,000 for exploration activities in Turkey and other countries.

     Funding for these activities was provided primarily by reducing the Company's cash balances from approximately $7,991,000 at December 31, 1994 to approximately $3,565,000 at June 30, 1995. Other than the OPIC guaranty, the Company has no significant lines of credit.

     Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the first eight years of the Santana Contract, resulting in the discovery of four oil fields. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1995 through 1997. The Company plans to perform additional seismic work and to drill one additional exploratory well on the Santana Block during the remainder of 1995 and 1996, with estimated total costs to the Company of $1,900,000. The seismic programs required during the first three years of the Fragua Contract have also been completed. An additional seismic survey is planned for 1996, for which the Company's share of the costs is estimated to be $250,000. The Company and its joint venture partner have applied for a new association contract covering 39,000 acres adjacent to the Santana Block and the Fragua Block. If the new contract is consummated, the Company plans to conduct a seismic program in 1996, for which its share of the costs is estimated to be $400,000.

         The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared as commercial by Ecopetrol in 1993. In August 1994 the Company resumed a limited early production program from one well in the Mary field, and added additional wells in the Mary and Miraflor fields to this program in the first and second quarters of 1995. Production from the four fields is presently approximately 7,000 barrels of oil per day. The

Company's share of such production is 21.8%; it also receives an additional 21.8% of the production from certain wells until it recovers the drilling and completion costs for those wells allocable to Ecopetrol but paid by the Company.

     As of June 30, 1995, the Company was completing the construction of production facilities for the Mary and Miraflor fields, for which the Company's share of the remaining costs is expected to be approximately $1,950,000. The Company also plans to drill four additional development wells in the Toroyaco and Linda fields in 1996. The Company's share of the costs of drilling and completing each of the wells in these fields is expected to range from $700,000 to $900,000. To increase producing rates in existing wells, the Company plans to perform hydraulic fracture stimulations on six wells in 1995, at an estimated total cost to the Company of $950,000.

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

     It is anticipated that the Company's foreign exploration and development activities will require substantial amounts of capital. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital, cash flow from production in Colombia, proceeds of OPIC-guaranteed loans, and cash proceeds expected to be received from the sale of assets held for disposition, although there can be no assurance that any of such assets can be sold on terms acceptable to the Company. The $4.8 million second stage of the OPIC-guaranteed development financing is expected to be funded in the third quarter of 1995, subject to completion of documentation and compliance with other requirements. The Company has also identified over $1.5 million in annual reductions of U.S. and Colombian general and administrative expenses and production costs, which it plans to implement during the remainder of 1995 and early 1996. The Company may also consider entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties.

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

Results of Operations

                Three months and six months ended June 30, 1995
                     compared with the same periods in 1994

     The Company reported net losses of $480,110 ($.04 per share) and $437,329 ($.04 per share) for the three months ended June 30, 1995 and 1994, respectively, and $995,966 ($.09 per share) and $1,335,815 ($.12 per share) for the six months ended June 30, 1995 and 1994, respectively.

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


                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                    1995         1994         1995         1994
                                   ------       ------       ------       ------
Average oil sales (BOPD)            1,663          647        1,408          729
Average oil price per barrel      $ 16.98      $ 12.68      $ 16.51      $ 12.39
Production costs per barrel       $  5.84      $  8.54      $  6.66      $  9.14
Depreciation, depletion and
 amortization per barrel          $  8.99      $  5.05      $  8.26      $  5.56

     General and administrative expenses increased as a result of charges incurred in connection with management changes in 1995. The increase in 1995 in interest expense, net of amounts capitalized, is attributable primarily to the OPIC-guaranteed loan received in August 1994. The foreign currency translation gain recorded in 1995 resulted from an approximate 6% devaluation in the Colombian peso during the first half of 1995 and the settlement of a liability. The provision for income taxes, all of which relates to Colombian operations, was higher because of a deferred tax provision recorded in 1995 and a deferred tax benefit recorded in 1994.


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the shareholders of the Company was held on June 21, 1995, pursuant to notice, at which the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected and qualify:

                                   Robert J. Cresci
                                   Montague H. Hackett, Jr.
                                   Alastair Manson
                                   George M. Nevers
                                   Wendell W. Robinson
                                   Arthur L. Swanson
                                   John V. Tunney

     Subsequent to the Annual Meeting, Mr. Nevers resigned as a director of the Company.

     In addition, a proposal was approved by the shareholders of the Company at the Annual Meeting to amend the 1990 Stock Option Plan to increase by 300,000 shares the number of shares of the Company's Common Stock available for options to be granted to officers, employees, and certain other persons or entities performing substantial services for or on behalf of Garnet or its subsidiaries. The proposal was approved by the affirmative vote of the holders of 8,411,833 shares of the Company's Common Stock; the holders of 838,287 shares of the Company's Common Stock voted against the proposal.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             Item                                                   Exhibit
              No.                    Item Title                       No.
             ----                    ----------                     -------
             (2)       Plan of acquisition, reorganization,
                       arrangement, liquidation or succession:
                       Not Applicable

             (3)       Articles of Incorporation and By-Laws:
                       Not Applicable

             Item                                                     Exhibit
              No.                    Item Title                         No.
             ----                    ----------                       -------
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

             (99)     Additional Exhibits: Not Applicable

        (b)  Reports on Form 8-K

                  A Report on Form 8-K dated June 29, 1995 was filed by Registrant during the three months ended June 30, 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GARNET RESOURCES CORPORATION



Date:  August 14, 1995                             /s/ W. Kirk Bosche'
                                                   ----------------------------
                                                   W. Kirk Bosche',
                                                   Vice President and Treasurer
                                                   (As both a duly authorized
                                                   officer of Registrant and as
                                                   principal financial officer
                                                   of Registrant)

                                 Exhibit Index

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