Form 10-Q
period 1995-09-30
GARNET RESOURCES CORP /DE/
filed 1995-11-14
CIK 820084

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         SEPTEMBER 30, 1995
                                      -----------------------------------

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------
         Commission file number                0-16621
                                -------------------------------------------


                          GARNET RESOURCES CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   74-2421851
---------------------------------             ---------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

              333 Clay Street, Suite 4500, Houston, Texas   77002
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

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

                      Yes    X                 No
                          -------                 -------

As of November 14, 1995, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

        GARNET RESOURCES CORPORATION (the "Registrant" or the "Company")


                                   I N D E X


PART I  -    FINANCIAL INFORMATION

                                                                    Page
                                                                    ----
         Item 1. Financial Statements

                   Consolidated Balance Sheets -
                    September 30, 1995 (unaudited)
                    and December 31, 1994                            3-4

                   Consolidated Statements of
                    Operations for the Three Months
                    and Nine Months Ended September 30, 1995
                    and 1994 (unaudited)                              5

                   Condensed Consolidated Statements of
                    Cash Flows for the Nine Months Ended
                    September 30, 1995 and 1994 (unaudited)           6

                   Notes to Condensed Consolidated Financial
                    Statements-September 30, 1995 (unaudited)        7-14


         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                     14-17

PART II  -   OTHER INFORMATION
-------

         Item 6. Exhibits and Reports on Form 8-K                   17-18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   September 30,    December 31,
ASSETS                                                 1995             1994
------                                             ------------     -----------
                                                   (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                 $ 2,169,328      $ 7,990,605
         Accounts receivable                         2,108,948        2,276,500
         Inventories                                   989,209        1,257,207
         Prepaid expenses                              208,850          133,692
                                                   -----------      -----------

                 Total current assets                5,476,335       11,658,004
                                                   -----------      -----------

NET ASSETS HELD FOR DISPOSITION                        400,386          514,624
                                                   -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties
          (full-cost method)-
           Proved                                   43,133,803       35,948,942
           Unproved (excluded from
            amortization)                            7,415,953        6,416,808
                                                   -----------      -----------

                                                    50,549,756       42,365,750

         Other equipment                               136,216          142,993
                                                   -----------      -----------

                                                    50,685,972       42,508,743
         Less - Accumulated depreciation,
          depletion and amortization                (9,562,752)      (6,446,953)
                                                   -----------      -----------

                                                    41,123,220       36,061,790
                                                   -----------      -----------

OTHER ASSETS                                           968,737        1,065,619
                                                   -----------      -----------

                                                   $47,968,678      $49,300,037
                                                   ===========      ===========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   Continued


                                                   September 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1995             1994
------------------------------------               ------------     ------------
                                                   (unaudited)
CURRENT LIABILITIES:
         Current portion of long-term debt         $   129,278      $ 1,932,156
         Accounts payable and accrued
          liabilities                                2,158,864        3,703,494
                                                   -----------      -----------

                 Total current liabilities           2,288,142        5,635,650
                                                   -----------      -----------

LONG-TERM DEBT, net of current portion              19,358,640       17,506,105
                                                   -----------      -----------

DEFERRED INCOME TAXES                                  354,635            -
                                                   -----------      -----------

OTHER LONG-TERM LIABILITIES                            472,268          368,030
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value,
          20,000,000 shares authorized,
          11,492,162 shares issued and
          outstanding as of September 30,
          1995, 11,125,537 shares issued
          and outstanding as of
          December 31, 1994                            114,922          111,255
         Capital in excess of par value             52,491,212       51,395,004
         Retained earnings (deficit)               (27,111,141)     (25,716,007)
                                                   -----------      -----------

                 Total stockholders' equity         25,494,993       25,790,252
                                                   -----------      -----------

                                                   $47,968,678      $49,300,037
                                                   ===========      ===========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                       Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                  ---------------------------    --------------------------
                                      1995            1994           1995           1994
                                  -----------     -----------    -----------    -----------
REVENUES:
   Oil sales                      $ 2,207,800   $ 1,119,462    $ 6,415,941     $ 2,754,546
   Interest                            24,670        98,606        180,218         293,489
                                  -----------   -----------    -----------     -----------
                                    2,232,470     1,218,068      6,596,159       3,048,035
                                  -----------   -----------    -----------     -----------
COSTS AND EXPENSES:
   Production                       1,000,342       506,567      2,698,769       1,713,629
   Exploration                         -              6,883         16,204           7,088
   General and
    administrative                    220,035       210,069      1,172,816         890,571
   Interest                           374,594       244,998      1,058,015         705,211
   Depreciation, depletion
    and amortization                1,018,155       509,062      3,128,299       1,248,020
   Foreign currency
    translation
    gain                             (193,954)      (34,847)      (704,654)         (1,433)
                                  -----------   -----------    -----------     -----------
                                    2,419,172     1,442,732      7,369,449       4,563,086
                                  -----------   -----------    -----------     -----------
INCOME (LOSS) BEFORE
   INCOME TAXES                      (186,702)     (224,664)      (773,290)     (1,515,051)

PROVISION FOR
 INCOME TAXES                         212,466       252,419        621,844         297,847
                                  -----------   -----------    -----------     -----------

NET LOSS                          $  (399,168)  $  (477,083)   $(1,395,134)    $(1,812,898)
                                  ===========   ===========    ===========     ===========

NET LOSS PER SHARE                $      (.03)  $      (.04)   $      (.12)    $      (.16)
                                  ===========   ===========    ===========     ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING                 11,492,162    11,125,537     11,391,441      11,125,537
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

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                        --------------------------
                                                            1995          1994
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $(1,395,134)   $(1,812,898)
  Exploration costs                                          16,204          7,088
   Depreciation, depletion and
     amortization                                         3,128,299      1,248,020
   Deferred income taxes                                    354,635         41,940
   Changes in components of
     working capital                                     (1,184,280)      (511,402)
   Other                                                    264,613        134,647
                                                        -----------    -----------

       Net cash provided by (used for)
        operating activities                              1,184,337       (892,605)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (7,702,595)    (6,114,209)
   Decrease in joint venture and
       contractor advances                                  895,784      2,167,134
   Acquisition of interests in Argosy Energy
       International, net of cash acquired                  (92,621)         -
   Other                                                    112,166        (21,758)
                                                        -----------    -----------

       Net cash used for
        investing activities                             (6,787,266)    (3,968,833)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of debt                        -              4,161,080
  Repayments of debt                                       (161,063)      (582,714)
   Costs of debt issuances                                  (57,285)      (258,773)
                                                        -----------    -----------

       Net cash provided by (used for)
        financing activities                               (218,348)     3,319,593
                                                        -----------    -----------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                             (5,821,277)    (1,541,845)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                   7,990,605     11,332,144
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                       $ 2,169,328    $ 9,790,299
                                                        ===========    ===========

Supplemental disclosures of cash flow
 information:

 Cash paid for -
  Interest, net of amounts capitalized                  $   998,801    $   621,962
  Income taxes                                              370,241         82,439


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)


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

(2)  Colombian operations-

     Through its ownership of interests in Argosy Energy International, a Utah limited partnership ("Argosy"), the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and its joint venture partner to explore for oil and gas on approximately 86,000 acres located in the Putumayo Region of Colombia (the "Santana Block"), and provides for a 10-year exploration period expiring in 1997, subject to a requirement for additional partial relinquishments in 1997, and for a production period expiring in 2015. Argosy and its joint venture partner also have two association contracts (the "Fragua Contract" and the "Yuruyaco Contract") with Ecopetrol. The Fragua Contract covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), while the Yuruyaco Contract covers an area of approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"). The Yuruyaco Contract is expected to become effective in November 1995, after ratification by Colombia's Ministry of Mines and Energy. The 10-year exploration periods provided by the Fragua Contract and the Yuruyaco Contract will expire in 2002 and 2005, respectively, and the 28-year contract terms will expire in 2020 and 2023, respectively. Argosy and its joint venture partner also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol. Argosy and its joint venture partner have notified Ecopetrol that they intend to relinquish the Aporte Putumayo Block and have recently suspended production from the wells on the block, which were first placed on production in 1976, because declining production rates have made continued operation economically unattractive under the terms of the contract with Ecopetrol for sale of the oil production.

     Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract, the Fragua Contract and the Yuruyaco Contract provide that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the production, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production, for 50% of the joint venture's costs of certain exploration activities. In the event accumulated oil production from the Santana Contract exceeds seven million barrels, Ecopetrol will continue to bear 50% of development costs, but its interest in production revenues and operating costs will increase to 65%. If a commercial field on the Fragua Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs increases in 5% increments from 50% to 70% as accumulated production from the field increases in 30 million barrel increments from 60 million barrels to 150 million barrels. If a commercial field on the Yuruyaco Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs ranges from 50% to 75%, based on annual measurements of profitability as defined in the contract. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Fragua Block and the Yuruyaco Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. In the event a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy.

     In March 1995 the Company increased its ownership in Argosy by exchanging 366,625 shares of Garnet's common stock with a value of $3.00 per share and cash totalling $142,703 for the partnership interests held by certain of Argosy's limited partners.

     The Company's net participations in revenues and costs for the Santana Contract, the Fragua Contract and the Yuruyaco Contract are as follows:

                                        Production   Operating    Exploration   Development
                                         Revenues      Costs         Costs         Costs
                                        ----------   ---------    -----------   -----------
Santana Contract:
  Before seven million barrels
   of accumulated production               21.8%       27.2%         38.1%          27.2%
  After seven million barrels
   of accumulated production               15.3%       19.1%         38.1%          27.2%

Fragua Contract:
  Before 60 million barrels
   of accumulated production               21.8%       27.3%         54.6%          27.3%
  After 150 million barrels
   of accumulated production               13.1%       16.4%         54.6%          27.3%

Yuruyaco Contract:
  Before 60 million barrels
   of accumulated production               22.0%       27.5%         55.0%          27.5%
  After 60 million barrels of
   accumulated production at
   maximum profitability                   11.0%       13.8%         55.0%          27.5%


     The joint venture has completed its seismic acquisition and drilling obligations for the first eight years of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1995 through 1997. The joint venture has also completed its obligations for the first two years of the Fragua Contract; no wells have yet been drilled in the contract area.

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

(3)  Exploration licenses in Papua New Guinea-

     Garnet PNG Corporation, a wholly owned subsidiary of Garnet ("Garnet PNG"), owns working interests in two petroleum prospecting licenses in Papua New Guinea which entitle it and its joint venture partners to explore for oil. Garnet PNG owns a 7.73% interest (the "PPL-174 Interest") in Petroleum Prospecting License No. 174 ("PPL-174") which covers 126,000 acres (the "PPL-174 Area"), and a 6% interest (the "PPL-181 Interest") in Petroleum Prospecting License No. 181 ("PPL-181") which covers 952,000 acres (the "PPL-181 Area"). Until September 1995, Garnet PNG also held a 40% interest (the "PPL-77 Interest") in Petroleum Prospecting License No. 77 ("PPL-77"), which included most of the area now covered by PPL-181 and was surrendered in connection with the issuance of PPL-181, as further described below. In 1986 oil was discovered approximately 10 miles from the northern border of PPL-181 in an adjoining license area operated by Chevron Niugini Pty. Limited, a subsidiary of Chevron Overseas Petroleum Inc. ("Chevron").

     In 1989 Garnet PNG, Niugini Energy Pty. Limited ("Niugini") and
Chevron entered into a farmout agreement, pursuant to which Chevron paid 100% of certain exploration costs on PPL-77 including the drilling of an exploratory well, which was plugged and abandoned as a dry hole in 1990, and a 400-mile seismic survey, which resulted in interpretation of a large potential oil prospect (the "Kamusi Prospect") on PPL-77 and two adjoining licenses. In 1991 Chevron withdrew from the joint venture with Garnet PNG and Niugini, and reassigned its interest in PPL-77 to Garnet PNG and Niugini. As Garnet PNG was unable to consummate a farmout agreement or make other arrangements to drill the well which was then required to be drilled by December 1992, management of the Company concluded in 1992 that the Company's investment in PPL-77 should be charged to expense.

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

     In April 1995 the Company entered into an agreement with Occidental International Exploration and Production Company ("Occidental") covering PPL-77. Under the agreement, an application for a new license was submitted to the Papua New Guinea Government. PPL-181 was issued in September 1995 and is owned by Occidental (88%), Garnet PNG (6%) and Niugini (6%). Occidental agreed to drill and complete at its cost a test well on the PPL-181 Area within the first two years.

     In connection with its acquisition of the PPL-77 Interest from Niugini in 1987, Garnet PNG agreed to pay the first $2,545,000 of the costs to be incurred by Garnet PNG and Niugini in connection with an exploration program on PPL- 77 (the "Commitment Amount"), all of which has been paid. Garnet PNG has agreed to continue to pay 100% of certain costs until the well on the Kamusi Prospect has been drilled, and will recoup Niugini's 60% share of such costs out of Niugini's net share of proceeds from production, if any. Such costs in excess of the Commitment Amount are expected to include only nominal amounts to be incurred in concluding the aforementioned contractual arrangements for drilling the well on the Kamusi Prospect.

     Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately $US380,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

(4)  Long-term debt-

     Long-term debt at September 30, 1995 and December 31, 1994 consisted of the following:

                                                               1995                1994
                                                           -----------         -----------
       9 1/2% convertible subordinated                     $15,000,000         $15,000,000
         debentures

       Note payable by Argosy to a
         U.S. bank                                           4,358,640           4,161,080

       Note payable by Argosy to a
         Colombian bank                                        129,278             277,181
                                                           -----------         -----------

                                                            19,487,918          19,438,261

       Less - Current portion                                 (129,278)         (1,932,156)
                                                           -----------         -----------

                                                           $19,358,640         $17,506,105
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

     In May 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to
Argosy.   The loan was funded in two stages of $4,400,000 in August 1994 and
$4,800,000 in October 1995. The Company plans to use these funds to drill development wells and complete the construction of its production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at September 30, 1995 was 6 1/8%. In addition Argosy paid the lender a commitment fee of .25% per annum on the undisbursed and uncancelled amount of the guaranty and a facility fee of $46,000. In consideration for OPIC's guaranty, Argosy agreed to pay OPIC certain fees, including a facility fee of $92,000, a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed, a commitment fee of .67% per annum on the undisbursed and uncancelled amount of the guaranty, and a cancellation fee equal to .67% of the amount canceled.

     In 1993 Argosy received a loan from a Colombian bank, which is secured by receivables from Ecopetrol for well costs allocable to Ecopetrol but paid by Argosy. The loan bears interest at U.S. prime plus 2%, and is repaid in varying amounts from Ecopetrol's share of production from the wells. The interest rate at September 30, 1995 was 10 3/4%.

(5)  Stockholders' equity-

     Stock option plans-

     Garnet and a predecessor entity have adopted stock option plans (the "Employees' Plans") pursuant to which an aggregate of 1,488,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to officers, employees, and certain other persons or entities who perform substantial services for or on behalf of Garnet or its subsidiaries.

     The Stock Option and Compensation Committee of Garnet's Board of Directors (the "Committee") is vested with sole and exclusive authority to administer and interpret the Employees' Plans, to determine the terms upon which options may be granted, to prescribe, amend and rescind such interpretations and determinations and to grant options to directors. Current Committee members are not eligible to receive options under the Employees' Plans.

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

     The following is a summary of stock option activity in connection with the Employees' Plans and the Directors' Plan:

                                                              Shares          Price Range
                                                              ------          -----------
Options outstanding at December 31, 1992                      952,500        $2.50-$13.83
Options granted                                               310,000         4.78-  5.75
Options exercised                                              (3,000)           2.50
Options expired                                               (30,000)        4.78- 13.83
                                                            ---------        ------------

Options outstanding at December 31, 1993                    1,229,500         2.50- 13.83
Options granted                                               140,000            4.05
                                                            ---------        ------------

Options outstanding at December 31, 1994                    1,369,500         2.50- 13.83
Options granted                                               618,000         2.50-  2.87
Options expired                                              (658,398)        2.50- 13.83
                                                            ---------        ------------

Options outstanding at September 30, 1995                   1,329,102         $2.50-$13.83
                                                            =========         ============

     As of September 30, 1995, options for 1,071,878 shares were exercisable.

(6)  Income taxes-

     The provisions for income taxes relate to the Colombian activities of Argosy. No United States deferred taxes were provided because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset which the Company has determined is not presently realizable.

     As of December 31, 1994, the Company had a regular tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $22,500,000 and $22,100,000, respectively. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal

Revenue Code of 1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     Since December 31, 1994, the Company has expended approximately
$8,100,000 for the acquisition, exploration and development of its oil and gas properties. Such expenditures include approximately $7,200,000 for exploration and development activities on the Santana Block and Fragua Block in Colombia, approximately $100,000 for exploration and related costs in Papua New Guinea, and approximately $800,000 for exploration activities in Turkey and other countries.

     Funding for these activities was provided primarily by cash flow from operations and by available cash balances. Other than the OPIC guaranty, the Company has no significant lines of credit.

     Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the first eight years of the Santana Contract, resulting in the discovery of four oil fields. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1995 through 1997. The Company plans to perform additional seismic work and to drill an additional exploratory well on the Santana Block during 1996, with estimated total costs to the Company of $2,150,000. The seismic programs required during the first two years of the Fragua Contract have also been completed. An additional seismic survey is planned for 1996, for which the Company's share of the costs is estimated to be $250,000. The Company also plans to conduct a seismic program on the Yuruyaco Block in 1996, for which its share of the costs is estimated to be $400,000.

     The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared commercial by Ecopetrol in 1993. In August 1994 the Company resumed a limited early production program from one well in the Mary field, and added additional wells in the Mary and Miraflor fields to this program in the first and second quarters of 1995. Production from the four fields is presently approximately 7,000 barrels of oil per day. The Company's share of such production is 21.8%; it also receives an additional 21.8% of the production from certain wells until it recovers the drilling and completion costs for those wells allocable to Ecopetrol but paid by the Company.

     As of September 30, 1995, the Company was completing the construction of production facilities for the Mary and Miraflor fields, for which the Company's share of the remaining costs is expected to be approximately $1,000,000.
The Company also plans to drill three additional development wells in the Toroyaco and Linda fields in 1996. The Company's share of the costs of drilling and completing each of the wells in these fields is expected to range from $800,000 to $1,000,000. To increase producing rates in existing wells, the Company plans to perform hydraulic fracture stimulations on seven wells in 1995, at an estimated total cost to the Company of $950,000.

     Garnet PNG expects to contribute approximately $238,000 to the costs of the exploratory well on the Kamusi Prospect in Papua New Guinea well in 1996.

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

     It is anticipated that the Company's foreign exploration and development activities will require substantial amounts of capital. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital, cash flow from production in Colombia, the $4.8 million proceeds of the second stage of the OPIC-guaranteed financing received in October 1995, and cash proceeds expected to be received from the sale of assets held for disposition, although there can be no assurance that any of such assets can be sold on terms acceptable to the Company. The Company has also identified and is implementing more than $1.5 million in annual reductions of U.S. and Colombian general and administrative expenses and production costs. The Company may also consider entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties.

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

Results of Operations

             Three months and nine months ended September 30, 1995
                    compared with the same periods in 1994
             -----------------------------------------------------

     The Company reported net losses of $399,168 ($.03 per share) and $477,083 ($.04 per share) for the three months ended September 30, 1995 and 1994, respectively, and $1,395,134 ($.12 per share) and $1,812,898 ($.16 per share) for the nine months ended September 30, 1995 and 1994, respectively.

     Increases in 1995 in oil and gas revenues, production costs and depreciation, depletion and amortization primarily reflect higher oil prices and production from new wells in Colombia. Production costs per barrel for the first nine months of 1995 decreased because of a lower tariff on the Trans-Andean pipeline which became effective in February 1994, and because of reduced trucking charges resulting from the completion of the Uchupayaco-Santana pipeline in June 1994. The Company's comparative average daily sales volumes in barrels of oil per day ("BOPD"), average sales prices and costs per barrel in Colombia for such periods were as follows:

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                ------------------       --------------------
                                   1995     1994           1995        1994
                                --------- --------       -------     --------
Average oil sales (BOPD)           1,486      929         1,434          797
Average oil price per barrel      $16.15   $13.09        $16.38       $12.66
Production costs per barrel       $ 7.32   $ 5.92        $ 6.89       $ 7.88
Depreciation, depletion and
 amortization per barrel          $ 7.42   $ 5.92        $ 7.96       $ 5.70


     General and administrative expenses increased as a result of charges incurred in connection with management changes in 1995. The increase in 1995 in interest expense, net of amounts capitalized, is attributable primarily to the OPIC-guaranteed loan received in August 1994. The foreign currency translation gain recorded in 1995 resulted from an approximate 17% devaluation in the Colombian peso during the first nine months of 1995 and the settlement of a liability. The provision for income taxes, all of which relates to Colombian operations, was higher because of a deferred tax provision recorded in 1995 and a deferred tax benefit recorded in 1994.


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

                 Item                                                   Exhibit
                  No.                 Item Title                           No.
                 ----    --------------------------------------         -------
                 (2)     Plan of acquisition, reorganization,
                         arrangement, liquidation or succession:
                         Not Applicable

                 (3)     Articles of Incorporation and By-Laws:
                         Not Applicable

                 (4)     Instruments defining the rights of
                         security holders, including indentures:
                         Not Applicable

                 (10) Material contracts:

                         (A)      Petroleum Prospecting License
                                  No. 181.                               10(A)

                         (B)      Papua New Guinea PPL-77 Agreement
                                  dated April 27, 1995 among Garnet
                                  PNG Corporation, Niugini Energy Pty.
                                  Limited and Occidental International
                                  Exploration and Production Company.    10(B)

                         (C)      Amendment No. 2 dated March 24, 1995
                                  to Finance Agreement between Argosy
                                  Energy International and Overseas
                                  Private Investment Corporation.        10(C)

                         (D)      Amendment No. 3 dated September 26,
                                  1995 to Finance Agreement between
                                  Argosy Energy International and
                                  Overseas Private Investment
                                  Corporation.                           10(D)

                         (E)      Stage II Promissory Note dated
                                  October 25, 1995 from Argosy
                                  Energy International to Texas
                                  Commerce Bank National Association
                                  in the principal amount of
                                  $4,800,000.                            10(E)

                         (F)      Letter Agreement dated June 28,
                                  1995 between George M. Nevers and
                                  Garnet Resources Corporation           10(F)

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

                 (99) Additional Exhibits:  Not Applicable

        (b)  Reports on Form 8-K

             No Reports on Form 8-K were filed by Registrant during the three months ended September 30, 1995.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GARNET RESOURCES CORPORATION



Date:  November 14, 1995                 /s/ W. Kirk Bosche'
                                         ----------------------------
                                         W. Kirk Bosche',
                                         Vice President and Treasurer
                                         (As both a duly authorized
                                         officer of Registrant and as
                                         principal financial officer
                                         of Registrant)

                                EXHIBIT INDEX

                 Item                                                   Exhibit
                  No.                 Item Title                           No.
                 ----    --------------------------------------         -------
                 (2)     Plan of acquisition, reorganization,
                         arrangement, liquidation or succession:
                         Not Applicable

                 (3)     Articles of Incorporation and By-Laws:
                         Not Applicable

                 (4)     Instruments defining the rights of
                         security holders, including indentures:
                         Not Applicable

                 (10) Material contracts:

                         (A)      Petroleum Prospecting License
                                  No. 181.                               10(A)

                         (B)      Papua New Guinea PPL-77 Agreement
                                  dated April 27, 1995 among Garnet
                                  PNG Corporation, Niugini Energy Pty.
                                  Limited and Occidental International
                                  Exploration and Production Company.    10(B)

                         (C)      Amendment No. 2 dated March 24, 1995
                                  to Finance Agreement between Argosy
                                  Energy International and Overseas
                                  Private Investment Corporation.        10(C)

                         (D)      Amendment No. 3 dated September 26,
                                  1995 to Finance Agreement between
                                  Argosy Energy International and
                                  Overseas Private Investment
                                  Corporation.                           10(D)

                         (E)      Stage II Promissory Note dated
                                  October 25, 1995 from Argosy
                                  Energy International to Texas
                                  Commerce Bank National Association
                                  in the principal amount of
                                  $4,800,000.                            10(E)

                         (F)      Letter Agreement dated June 28,
                                  1995 between George M. Nevers and
                                  Garnet Resources Corporation           10(F)

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