Form 10-K405
period 1995-12-31
GARNET RESOURCES CORP /DE/
filed 1996-03-19
CIK 820084

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission file number 0-16621

                          GARNET RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            74-2421851
     (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                       Identification No.)

333 CLAY STREET, SUITE 4500, HOUSTON, TEXAS                     77002
     (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code (713) 759-1692


       Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                    ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant on March 1, 1996 was approximately $16,300,000. On such date, the last sale price of Registrant's Common Stock was $1.44 per share.

         As of March 1, 1996 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

                      Documents Incorporated by Reference:

         Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 1996. Certain information therein is incorporated into Part III hereof.

                         TABLE OF CONTENTS TO FORM 10-K


                                                                                                                    PAGE
                                                                                                                    ----
PART I

     Item 1.    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
                   General Development of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
                   Financial Information about Industry Segments  . . . . . . . . . . . . . . . . . . . . . .         4
                   Narrative Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
                   Financial Information about Foreign and Domestic Operations and Export Sales   . . . . . .         6
     Item 2.    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7
                   Colombia   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7
                   Papua New Guinea   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9
                   Other Foreign Areas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
                   Supplementary Information in Respect of Oil and Gas Properties   . . . . . . . . . . . . .        10
     Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
     Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .        12

PART II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . .        13
                   Market Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
                   Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
                   Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
     Item 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .        14
                   Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16
     Item 8.  Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . .        17
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . .        17

PART III

     Item 10.  Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . .        18
     Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18
     Item 12.  Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . .        18
     Item 13.  Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . .        19

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . .        20

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

                                     PART I


ITEM 1.  BUSINESS.

(A)              GENERAL DEVELOPMENT OF BUSINESS.

                 Garnet Resources Corporation, a Delaware corporation ("Garnet"), is engaged primarily in the exploration, development and production of potentially significant oil and gas properties located outside the United States. As used herein, the "Company" shall mean Garnet and its subsidiaries. Since inception, exploration activities have been conducted in the Republic of Colombia ("Colombia"), the Independent State of Papua New Guinea ("Papua New Guinea"), the Republic of Turkey ("Turkey"), the Islamic Republic of Pakistan, the Kingdom of Spain ("Spain"), the Republic of France ("France") and the Dominion of Canada ("Canada"). The Company also owned a small number of working interests in producing oil and gas properties in the United States, which were sold during 1992.

                 During 1995 the Company conducted exploration activities on its properties in Colombia, Papua New Guinea and Turkey, and continued development and production activities in Colombia. It also continued efforts to identify a partner to participate in drilling an exploratory well in France and to acquire oil and gas leases in Canada. During the year the Company began to focus its efforts increasingly on exploration and production opportunities in Colombia, and initiated reviews of its exploration and exploitation techniques and procedures in Colombia. It also implemented a cost reduction program designed to eliminate more than $1.5 million annually in U.S. and Colombian general and administrative expenses and production costs.

                 The Company's activities in Colombia are conducted through Argosy Energy International, a Utah limited partnership ("Argosy") in which Garnet is a limited partner and in which a wholly owned subsidiary of Garnet is the general partner. Argosy has interests in four contracts with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"), involving exploration, development and production activities in the Putumayo Basin of southwestern Colombia. Argosy participates in these contracts through a 55% interest in a joint venture with Neo Energy, Inc., a subsidiary of Aviva Petroleum Inc. ("Neo"). The four contracts with Ecopetrol include (i) a risk sharing contract signed in 1987 (the "Santana Contract") currently covering approximately 86,000 acres (the "Santana Block"), (ii) an association contract signed in 1992 (the "Fragua Contract") covering approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"),
(iii) an association contract signed in 1995 (the "Yuruyaco Contract") covering approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"), and (iv) Association Agreements signed in 1972, as amended (the "Aporte Putumayo Contracts"), covering approximately 77,000 acres 20 miles south of the Santana Block (the
"Aporte Putumayo Block").   The Aporte Putumayo Contracts will expire in 2003,
but Argosy and Neo notified Ecopetrol in 1994 that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates have made continued operation economically unattractive. The abandonment of the wells and associated facilities is scheduled for 1996.

                 The Santana Block and the Fragua Block have been the focus of the Company's exploration and development activities in recent years. The Company has discovered four oil fields on the Santana Block, which produced a total of approximately 5,600,000 barrels of oil during the period from commencement of production in April 1992 through December 1995.
The Company's share of this production was approximately 1,200,000 barrels. During 1995 one gross (.4 net) dry exploratory well, one gross (.3 net) productive development well and one gross (.3 net) dry development well were
drilled on the Santana Block.    The Company also completed a 3-D seismic
survey over its Toroyaco and Linda fields in 1995, and integrated the survey results with a reservoir modeling project to confirm the location of additional development wells to be drilled in the two fields. To increase production from existing wells, the Company performed fracture stimulation procedures on a total of seven wells in the four fields in late 1995 and early 1996. See "Properties - Colombia."

                 In March 1995 the Company increased its ownership in Argosy by
exchanging 366,625    shares of Garnet's common stock with a value of $3.00 per
share and cash totalling $142,703 for the partnership interests held by certain of Argosy's limited partners.

                 In Papua New Guinea, Garnet PNG Corporation ("Garnet PNG"), a wholly owned subsidiary of Garnet, owns (i) a 7.73% interest (the "PPL-174 Interest") in Petroleum Prospecting License No. 174 ("PPL-174"), a license to explore for oil and gas on approximately 126,000 acres (the "PPL-174 Area"), and (ii) a 6% interest (the "PPL-181 Interest") in Petroleum Prospecting License No. 181 ("PPL-181"), a license to explore for oil and gas on approximately 952,000 acres (the "PPL-181 Area"). Until September 1995, Garnet PNG also held a 40% interest (the "PPL-77 Interest") in Petroleum Prospecting License No. 77 ("PPL-77"), which included most of the area now covered by PPL-181 and was surrendered in connection with the issuance of PPL-181. An exploratory well on the PPL-174 Area was commenced in January 1996 and was plugged and abandoned as a dry hole in March 1996. For more information regarding PPL-174 and PPL-181, see "Properties - Papua New Guinea".

                 Garnet was incorporated in the state of Delaware in June 1986. Garnet's principal executive office is located at 333 Clay Street, Suite 4500, Houston, Texas 77002 and its telephone number is (713) 759-1692.

(B)              FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

                 The Company operates in one industry segment.

(C)              NARRATIVE DESCRIPTION OF BUSINESS.

                 General. The Company is currently engaged in the exploration of oil and gas properties located in Colombia and Papua New Guinea, and is engaged in the production and development of oil from its properties in Colombia. The Company may continue to apply for and to acquire additional oil and gas exploration permits if suitable prospects are available on advantageous terms. The Company may also acquire interests in corporations or other entities which either hold or intend to acquire interests in oil and gas properties.

                 Risks Associated with the Company's Business. The Company has expended significant amounts of capital on the acquisition, exploration and development of its properties and plans to expend additional capital on such
activities.   Even if the results of such activities are favorable, as in
Colombia where the Company has made four oil discoveries, subsequent drilling at significant costs must be conducted on certain of the properties to determine whether further commercial development of the properties is feasible. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital, cash flow from production in Colombia (see "Properties - Colombia"), and cash proceeds expected to be received from sales of assets held for disposition, although there can be no assurance that any of such assets can be sold on terms acceptable to Garnet. The Company may also consider entering into additional arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. There can be no assurance that the additional financing which may be necessary to fund the Company's operations and obligations will be available on economically acceptable terms. For additional information on the Company's cash requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                 In addition, the Company's ability to continue its exploration and development programs may be dependent upon the ability of its joint venture partners to finance their portion of such costs and expenses. There can be no assurance that the Company's partners will contribute, or be in a position to contribute, their costs and expenses of the joint venture programs. If the Company's partners do not finance their obligations to the joint ventures, the Company may be required to accept an assignment of the partners' interests therein and assume their financing obligations. If sufficient funds cannot be raised to meet the Company's obligations in connection with its properties, the interests in the affected properties might be sold or forfeited. In addition, if sufficient funds are raised, there can be no assurance that the Company will be able to discover, develop and produce sufficient reserves in Colombia, Papua New Guinea or elsewhere to recover the costs and expenses incurred in connection with the acquisition, exploration and development thereof and achieve profitability.

                 The Company has invested and may continue to invest primarily in properties located outside the United States, in certain countries which may be considered politically and economically unstable. Accordingly, the Company is subject to risks inherent in the ownership and development of foreign properties including, without limitation, cancellation or renegotiation of contracts, royalty and tax increases, retroactive tax claims, expropriation, adverse changes in currency values, foreign exchange controls, import and export regulations, environmental controls, and other laws, regulations or international developments which may adversely affect the Company's properties. In addition, there are usually significant logistical problems, costs and risks in conducting oil and gas activities in remote, rugged and primitive regions such as Papua New Guinea, or in Colombia where Argosy's operations are exposed to potentially detrimental activities by the leftist guerrillas that have operated there for many years. Argosy's assets have been damaged in the past as a result of guerrilla activities, although the losses have been substantially recovered through insurance. There can be no assurance that Argosy's operations in Colombia will not be the target of similar attacks in the future, or that Argosy will be able to continue to insure its assets against similar losses.

                 The Company is subject to all the risks normally incident to drilling for and producing oil and gas, including blowouts, cratering and fires, any of which could result in damage to or loss of life or property. In accordance with industry practice, the Company is not fully insured against these risks, nor are all such risks insurable.

                 Competition. The oil and gas business is extremely competitive in all of its phases and particularly in exploration for and development of new sources of crude oil and natural gas. The Company must compete with other companies that are larger and financially stronger in acquiring properties suitable for exploration, in contracting for drilling equipment, and in securing trained personnel. The Company is not a significant participant in the oil and gas industry.

                 Markets. There is substantial uncertainty as to the prices which the Company may receive for production from its existing oil reserves or from oil and gas reserves, if any, which the Company may discover. The availability of a ready market and the prices received for oil and gas produced depend upon numerous factors beyond the control of the Company including, but not limited to, adequate transportation facilities (such as pipelines), the marketing of competitive fuels, fluctuating market demand, governmental regulation and world political and economic developments. World oil and gas markets are highly volatile and shortage or surplus conditions substantially affect prices. As a result, there have been dramatic swings in both oil and gas prices in recent years. The sale of oil from the Santana Block in Colombia is governed by contracts with Ecopetrol. There is no market for natural gas from the Putumayo Region of Colombia. See "Properties - Colombia." It is possible that, under market conditions prevailing in the future, the production and sale of oil, if any, from the Company's properties in Papua New Guinea may not be commercially feasible and the production of gas therefrom is not expected to be commercially feasible.

                 Regulation. The Company's foreign operations are subject to regulations imposed by the local regulatory authorities including, without limitation, currency regulation, import and export regulation, taxation and environmental controls. The regulations also generally specify, among other things, the extent to which acreage may be acquired or relinquished, permits necessary for drilling of wells, spacing of wells, measures required for preventing waste of oil and gas resources and, in some cases, rates of production and sales prices to be charged to purchasers.


                 Specifically, Colombian operations are governed by a number of ministries and agencies including Ecopetrol, the Ministry of Mines and Energy, and the Ministry of the Environment. In 1993 Instituto de Recursos Naturales y Ambiente ("Inderena"), a federal environmental agency in Colombia, began reviewing the environmental standards and permitting processes for the oil industry, in general, and in 1994 the Ministry of the Environment was organized. Accordingly, it is possible that the review of current environmental laws, regulations and the administration and enforcement thereof, or the passage of new environmental laws or regulations in Colombia, could result in substantial costs and liabilities in the future or in delays in obtaining the necessary permits to conduct the Company's operations in such country.

                 The Company's operations in Papua New Guinea are currently governed by the Department of Mining and Petroleum, which has jurisdiction over all petroleum exploration in that country. In the event the Company develops and operates a petroleum business in Papua New Guinea, the Company will be subject to regulation by the Investment Promotion Authority, which regulates almost all business operations with significant foreign equity or with foreign management control.

                 Employees.   The Company's operations are managed from its
Houston, Texas office, which consists of a staff of five employees, using professional consulting services as needed.

(D)              FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES.

                 Financial information about foreign and domestic operations may be found in Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of Part II.

ITEM 2.  PROPERTIES.

                 COLOMBIA.

                 Through its interests in Argosy, the Company presently has a 54.5% indirect interest in the Santana Contract, a 53.5% indirect interest in the Fragua Contract, and a 55% indirect interest in the Yuruyaco Contract. Argosy has 110 employees in Colombia and serves as the operator of the Santana Block, the Fragua Block and the Yuruyaco Block under operating agreements with Ecopetrol and with Neo.

                 The Colombian properties are located in the Putumayo Region of southern Colombia which is bounded by the Andes mountains on the west and northwest and the Upper Amazon Platform on the east and which lies within the northern portion of a larger regional basin extending nearly 800 miles southward through Ecuador into eastern Peru and western Brazil.

                 Argosy's responsibilities as operator of the joint venture with Neo are governed by the terms of operating agreements by and between Argosy and Neo, which provide for the establishment of operating committees which consist of two representatives from each of Argosy and Neo. Argosy has exclusive charge of carrying out the program of operations within the budgets approved by the operating committees and may demand payment in advance from each party of its respective share of estimated monthly expenditures.

                 The Santana Contract, the Fragua Contract and the Yuruyaco Contract have a term of 28 years, including an exploration period of 10 years, with partial relinquishments of acreage required at the end of years six and eight. At the end of the 10th year, which will occur in July 1997 for the Santana Contract, the oldest of the three contracts, all acreage must be relinquished except acreage contained within productive fields plus a three-mile reserve zone around each such field. Under the terms of the contracts, Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian Government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of certain exploration activities. When accumulated oil production from the Santana Contract exceeds seven million barrels, Ecopetrol will continue to bear 50% of development costs, but its interest in production revenues and operating costs will increase to 65%. If a commercial field on the Fragua Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs increases in 5% increments from 50% to 70% as accumulated production from the field increases in 30 million barrel increments from 60 million barrels to 150 million barrels. If a commercial field on the Yuruyaco Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs ranges from 50% to 75%, based on annual measurements of profitability as defined in the Yuruyaco Contract. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Fragua Block and the Yuruyaco Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. If a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy or Neo.

                 The Company's resulting net participation in revenues and costs for the Santana Contract, the Fragua Contract and the Yuruyaco Contract is as follows:


                                                   PRODUCTION     OPERATING      EXPLORATION    DEVELOPMENT
                                                    REVENUES        COSTS           COSTS          COSTS
                                                   ----------     ---------      -----------    ------------

            Santana Contract::
              Before seven million barrels
                 of accumulated production             21.8%         27.2%          38.1%         27.2%
              After seven million barrels
                 of accumulated production             15.3%         19.1%          38.1%         27.2%

            Fragua Contract:
              Before 60 million barrels
                 of accumulated production             21.8%         27.3%          54.6%         27.3%
              After 150 million barrels
                 of accumulated production             13.1%         16.4%          54.6%         27.3%

            Yuruyaco Contract:
               Before 60 million barrels
                 of accumulated production             22.0%         27.5%          55.0%         27.5%
               After 60 million barrels of
                 accumulated production at
                 maximum profitability                 11.0%         13.8%          55.0%         27.5%

                 The joint venture has completed its seismic acquisition and drilling obligations for the first eight years of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1996 and 1997. The joint venture has also completed its seismic obligations for the first two years of the Fragua Contract, but no wells have yet been drilled on the Fragua Block.

                 Oil production from the Santana Block moves through the 25-mile Uchupayaco-Santana pipeline built and completed by the joint venture in 1994 to Ecopetrol's Trans-Andean pipeline, where it then is transported an additional 230 miles to the Pacific coast export terminal at Tumaco. Under the terms of a contract with Ecopetrol, all oil produced from the Santana Block is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a handling and commercialization fee of $.465 per barrel. If Ecopetrol does not export the oil, the price paid is based on quoted prices for Colombia's Cano Limon crude oil, adjusted for quality differences, plus or minus a sales value differential to be determined by independent analysis, less Ecopetrol's cost to transport the crude to Cartagena and a handling and commercialization fee of $.365 per barrel. The average sales price per barrel of oil produced from the Santana Block during 1995 was $16.59. The contract also requires Argosy to pay a tariff to transport its oil through the Trans-Andean pipeline, the amount of which is presently $1.16 per barrel. Under the terms of its contract with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia.

                 In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy. The loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company plans to use these funds to drill development wells and construct pipelines and production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. In addition Argosy paid the lender a commitment fee of .25% per annum on the undisbursed and uncancelled amount of the guaranty, and also paid the lender a facility fee of $46,000. In consideration for OPIC's guaranty, Argosy agreed to pay OPIC certain fees, including a facility fee of $92,000, a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed, a commitment fee of
 .67% per annum on the undisbursed and uncancelled amount of the guaranty, and a cancellation fee equal to .67% of the amount cancelled.

                 Argosy's net income, as defined under Colombian law, from Colombian sources is subject to Colombian taxation at a rate of 35%, although a "presumptive" minimum income tax based on net assets may apply under certain circumstances. Unless Argosy transfers such net income to its assigned capital account, an additional remittance tax will accrue at the rate of 12% in 1996, 10% in 1997 and 7% after 1997. Payment of the additional remittance tax, if any, may be deferred under certain circumstances if Argosy has reinvested such income in Colombia. For oil fields discovered before 1995, the Colombian Government also imposes a production tax equal to 7% of the crude oil price through 1997 if the field began producing before 1995, or through 2000 if the field began producing after 1994.

                 PAPUA NEW GUINEA.

                 The PPL-174 Area and the PPL-181 Area are located in the Western, Gulf and Southern Highland Provinces of Papua New Guinea. The northern section of the PPL-181 Area is in a mountainous tropical rain forest while the southern section of PPL-181 and all of PPL-174 are predominantly lowlands jungle and coastal swamps. In 1986 oil was discovered approximately 10 miles from the northern border of PPL-181 in an adjoining license area.

                 Exploration activities on PPL-77 since 1986 identified a large potential oil prospect (the "Kamusi Prospect") on PPL-77 and two adjoining licenses. The Company entered into an agreement in 1994 with several other companies to fund the costs of a well on the Kamusi Prospect. In January 1995 the Government of Papua New Guinea issued PPL-174 to Garnet PNG and its joint venture partners. PPL-174 covers the Kamusi Prospect and includes a portion of the acreage formerly within the boundaries of PPL-77 and adjoining areas. Garnet PNG will contribute approximately $238,000 to the costs of the well, which was commenced in January 1996 and was plugged and abandoned as a dry hole
in March 1996.   The Company charged to expense in 1995 approximately $675,000 of previously capitalized acquisition and exploration costs pertaining to Papua New Guinea.

                 In April 1995 the Company entered into an agreement with Occidental International Exploration and Production Company ("Occidental") covering PPL-77. Under the agreement an application for a new license was submitted to the Papua New Guinea Government. PPL-181 was issued in September 1995 and is owned by Occidental (88%), Garnet PNG (6%) and Niugini Energy Pty. Limited (6%). Occidental agreed to drill and complete at its cost a test well on the PPL-181 Area within the first two years.

                 Under the provisions of PPL-174 and PPL-181, the terms of any oil and gas development are set forth in a Petroleum Agreement with the Government of Papua New Guinea.

The Petroleum Agreement provides that the operator must carry out an appraisal program after a discovery to determine whether the discovery is of commercial interest. If the appraisal is not carried out or the discovery is not of commercial interest, the license may be forfeited. If the discovery is of commercial interest, the operator must apply for a Petroleum Development License and must procure liability insurance to cover environmental damage or loss to third parties. The Petroleum Agreement also provides that the Government retains a royalty on production equal to 1.25% of the wellhead value of the petroleum and, at its election, may acquire up to a 22.5% interest in the petroleum development after recoupment by the operator of the project costs attributable thereto out of production. In addition, income from petroleum operations is subject to a Petroleum Income Tax at the rate of 50% of net income, which is defined as gross revenue less royalties, allowances for depreciation, interest deductions, operating costs and previous tax losses carried forward. An Additional Profits Tax of 50% of cash flow (after deducting ordinary income tax payments) is also payable when the accumulated value of net cash flows becomes positive. For annual periods in which net cash flows are negative, the cumulative amount is carried forward and increased at an annual accumulation rate of 27%. The Additional Profits Tax is calculated separately for each Petroleum Development License. In calculating the applicable tax, interest expenses paid by Garnet PNG prior to the issuance of a Petroleum Development License and, thereafter, to the extent that Garnet PNG's debt to equity ratio exceeds two-to-one, are not deductible.

                 OTHER FOREIGN AREAS.

                 A wholly owned subsidiary of Garnet has held exploration licenses in two areas of Turkey since 1989. Two exploratory wells were drilled on licenses in the two areas, both of which were plugged and abandoned as dry holes in February 1995. The Company has surrendered the licenses in southwestern Turkey and plans no further activity. The licenses in southeastern Turkey, in which the Company has a 50% interest, have been extended until August 1996. Although future activity will depend on re-interpretation of seismic data and well results, the Company presently plans no additional exploration on these licenses.

                 Garnet was awarded permits for oil and gas exploration in France in 1991 and 1992, and conducted geological studies and a seismic program over portions of the permits. Although an attractive drillable prospect was identified, the Company was unable to locate a partner to participate in drilling a test well and in 1995 elected not to extend the permits.

                 Beginning in 1990, a wholly owned subsidiary of Garnet has leased approximately 18,000 acres in the Province of British Columbia in
Canada.   Because of the inability to lease the additional acreage necessary to justify exploration activities, the Company plans to terminate all of the leases.

                 The Company charged to expense approximately $2,815,000 in 1994 and $873,000 in 1995 of previously capitalized acquisition and exploration costs pertaining to these and other countries.

                 SUPPLEMENTARY INFORMATION IN RESPECT OF OIL AND GAS PROPERTIES.

                 Reserves Reported to Other Agencies. No estimates of the Company's total proved net oil and gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission and OPIC.

                 Productive Wells and Acreage. As of December 31, 1995, the Company owned 10 gross (2.2 net) productive oil wells and 3,212 gross (1,077 net) developed acres in Colombia.

                 Undeveloped Acreage. The following table sets forth estimates of the undeveloped acreage for which oil and gas leases or concessions were held by the Company as of December 31, 1995:

                                            GROSS ACRES           NET ACRES
                                            -----------           ---------
            Canada                              18,321              18,321
            Colombia                           231,108             125,823
            France                             107,208             107,208
            Papua New Guinea                 1,078,000              66,860
            Turkey                             243,648             121,824
                                             ---------             -------

                   Total                     1,678,285             440,036
                                             =========             =======


            Drilling Activity.   The following table sets forth the number of
wells drilled by the Company during the three years ended December 31, 1995.

                                                 EXPLORATORY                         DEVELOPMENT
                                        ---------------------------           -------------------------
                                         PRODUCTIVE        DRY                PRODUCTIVE        DRY
                                        ------------    -----------           -----------   -----------
                                        GROSS    NET    GROSS   NET           GROSS   NET   GROSS   NET
                                        -----    ---    -----   ---           -----   ---   -----   ---
    Year ended
    December 31, 1995:
       Colombia                          -        -      1      .4            1      .3      1     .3
       Turkey                            -        -      1      .3            -       -      -      -
                                        ---      ---    ---    ----          ---    ----    ---   ----
                                         -        -      2      .7            1      .3      1     .3
                                        ===      ===    ===    ====          ===    ====    ===   ====
    Year ended
    December 31, 1994:
       Colombia                          -        -      1      .4            1      .3      -      -
                                        ===      ===    ===    ====          ===    ====    ===   ====

    Year ended
    December 31, 1993:
       Colombia                          -        -      2      .7            2      .6      -      -
                                        ===      ===    ===    ====          ===    ====    ===   ====


                 Present Activities. As of December 31, 1995, no wells were in progress.

                 Additional Information. Reference is made to the Supplemental Oil and Gas Information included in the consolidated financial statements contained in Item 8 of Part II for additional information regarding the Company's oil and gas producing activities prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 69 "Disclosures About Oil and Gas Producing Activities."

ITEM 3. LEGAL PROCEEDINGS.

                 There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)              MARKET INFORMATION.

                 Shares of Garnet's Common Stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "GARN". The range of reported high and low sales prices for shares of Garnet's Common Stock as supplied by Nasdaq was as follows:

                          CALENDAR PERIOD                HIGH             LOW
                          ---------------                ----             ---

                   1995
                   Fourth Quarter                      $ 2-3/8           $ 1
                   Third Quarter                         2-3/8             1-5/8
                   Second Quarter                        3-1/8             2-3/4
                   First Quarter                         3-1/2             2-1/8

                   1994

                   Fourth Quarter                        4                 3
                   Third Quarter                         4-1/2             3-1/4
                   Second Quarter                        4-1/2             3-3/8
                   First Quarter                         5                 4


(B)              HOLDERS.

                 As of March 1, 1996, shares of Garnet's Common Stock were held of record by approximately 1,700 persons, including several holders who are nominees for an undetermined number of beneficial owners.

(C)              DIVIDENDS.

                 Garnet has neither declared nor paid any cash dividends on its Common Stock. Under the terms of an agreement with the holders of its 9 1/2% convertible subordinated debentures (the "Debentures"), Garnet has agreed that it will not pay dividends or make distributions to the holders of its Common Stock while the Debentures are outstanding. Any future determination as to declaration and payment of dividends, if permitted, will be made at the discretion of the Board of Directors. The ability to pay dividends may be further restricted by the agreements and regulations described below.

                 The terms of the guaranty agreement between Argosy and OPIC restrict Argosy's ability to make distributions to its partners prior to the repayment of the guaranteed loans. Also, under the terms of its contracts with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, Argosy has experienced no difficulty in repatriating the remaining 75% of such payments which are payable in United States dollars.

                 Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately $US375,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

ITEM 6.  SELECTED FINANCIAL DATA.

                 The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.


                                                               YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------
            INCOME STATEMENT DATA:       1995           1994            1993          1992            1991
            --------------------------------------------------------------------------------------------------
            Revenues                 $  8,881,133   $  4,355,365   $  4,596,766   $  3,383,477     $1,204,134
            Net loss                   (4,623,322)    (7,425,527)    (3,447,093)   (11,078,080)    (1,713,574)
            Net loss per share               (.40)          (.67)          (.31)         (1.01)         (.20)
            Weighted average
               shares outstanding      11,416,828     11,125,537     11,124,929     11,004,786      8,665,984
            Cash dividends
               per share                       -              -              -              -               -

                                                                    DECEMBER 31,
                                     -------------------------------------------------------------------------
            BALANCE SHEET DATA:          1995           1994            1993          1992            1991
            --------------------------------------------------------------------------------------------------
            Total assets             $ 49,959,028   $ 49,300,037   $ 52,151,499   $ 38,345,246    $ 49,086,780
            Long-term debt             20,151,120     17,506,105     15,227,999             -           99,090
            Stockholders' equity       22,266,805     25,790,252     33,215,779     36,655,372      46,843,549


                 Effective January 1, 1993, the Company changed its accounting for income taxes. See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of Part II.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(A)              LIQUIDITY AND CAPITAL RESOURCES.

                 For the three years ended December 31, 1995, the Company expended approximately $23,250,000 for the acquisition, exploration and development of its oil and gas properties. Such expenditures include approximately $20,350,000 for exploration and development activities in Colombia, approximately $450,000 for exploration and related costs in Papua New Guinea, and approximately $2,450,000 for acquisition and exploration activities in Turkey, France, Canada and other countries.

                 These activities have been financed primarily by proceeds from
(i) the issuance of the Debentures in 1993, the net proceeds of which totalled $14,231,000, and (ii) loans guaranteed by OPIC, the net proceeds of which amounted to approximately $8,425,000. Other than the OPIC guaranty the Company has no significant lines of credit. The working capital of the Company was approximately $2,790,000 as of December 31, 1995, which the Company expects to utilize principally in its foreign exploration and development activities. The Company's working capital has been reduced to reflect approximately $3,962,000 in principal payments presently due on the OPIC-guaranteed debt in 1996. Because the principal amortization schedule is based on projected cash flows from developed oil reserves, the Company anticipates that such payments will be rescheduled to later years as development activities are conducted on the Santana Block, and that its working capital will therefore be increased by such amounts.

                 Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the first eight years of the Santana Contract, resulting in the discovery of four oil fields. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1996 and 1997. The Company plans to perform additional seismic work and to drill an additional exploratory well in 1996 on the Santana Block, with estimated total costs to the Company of approximately $2,200,000. The seismic programs required during the first two years of the Fragua Contract have also been completed. An additional seismic survey is planned for 1996, for which the Company's share of the costs is estimated to be approximately $250,000. The Company also plans to conduct a seismic program on the Yuruyaco Block in 1996, for which its share of the costs is estimated to be $400,000.

                 The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared commercial by Ecopetrol in 1993. Production from the four fields is presently averaging approximately 9,000 barrels of oil per day. The Company's share of such production is 21.8%; it also receives an additional 21.8% of the production from certain wells until it recovers the drilling and completion costs for those wells allocable to Ecopetrol but paid by the Company.

                 As of December 31, 1995, the Company was completing the construction of production facilities for the Mary and Miraflor fields, for which the Company's share of the remaining costs is expected to be approximately $700,000. The Company also plans to drill at least four additional development wells in the Toroyaco and Linda fields in 1996 and 1997. The Company's share of the costs of drilling and completing each of the wells in these fields is expected to range from $850,000 to $1,050,000.

                 Garnet PNG will contribute approximately $238,000 in 1996 to the costs of the exploratory well on the Kamusi Prospect in Papua New Guinea.

                 As described herein, the Company's operations are primarily located outside the United States. Although certain of such operations are conducted in foreign currencies, the Company considers the U.S. dollar to be the functional currency in most of the countries in which it operates. In addition, the Company has no significant operations in countries with highly inflationary economies. As a result, the Company's foreign currency transaction gains and losses have not been significant. Exchange controls exist for the repatriation of funds from Colombia and Papua New Guinea. See "Market for Registrant's Common Equity and Related Stockholder Matters - Dividends." The Company believes that the continuing viability of its operations in these countries will not be affected by such restrictions.

                 It is anticipated that the Company's foreign exploration and development activities will require substantial amounts of capital. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital, cash flow from production in Colombia, and cash proceeds expected to be received from the sale of assets held for disposition, although there can be no assurance that any of such assets can be sold on terms acceptable to the Company. In 1995 the Company also identified and implemented more than $1.5 million in annual reductions of U.S. and Colombian general and administrative expenses and production costs. The Company may also consider entering into additional arrangements whereby certain costs of exploration will
be paid by others to earn an interest in the properties.   As of December 31,
1995, Garnet was not in compliance with the minimum net worth covenant required by the Debentures. The holders of the Debentures have waived compliance with this requirement through 1996. If Garnet is unable to increase its net worth to the minimum required, it will be necessary to extend the waiver or renegotiate the terms of the debt.

                 The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of an oil and gas business is uncertain due, in part, to the substantal instability in oil and gas prices in recent years and to the volatility of financial markets. There can be no assurance that the additional financing which may be necessary to fund the Company's operations and obligations will be available on economically acceptable terms. In addition, the Company's ability to continue its exploration and development programs may be dependent upon its joint venture partners' financing their portion of such costs and expenses. There can be no assurance that the Company's partners will contribute, or be in a position to contribute, their costs and expenses of the joint venture programs. If the Company's partners cannot finance their obligations to the joint ventures, the Company may be required to accept an assignment of the partners' interests therein and assume their financing obligations. If sufficient funds cannot be raised to meet the Company's obligations in connection with its properties, the interests in such properties might be sold or forfeited.

(B)              RESULTS OF OPERATIONS.

                 The Company incurred net losses of $4,623,322 ($.40 per share), $7,425,527 ($.67 per share) and $3,447,093 ($.31 per share ) for the years ended December 31, 1995, 1994 and 1993, respectively. The net loss for 1993 was increased by approximately $172,000 ($.02 per share) for the cumulative effect to December 31, 1992 of a change in accounting principle resulting from the adoption, effective January 1, 1993, of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

                 Increases in 1995 in oil and gas revenues, production costs and depreciation, depletion and amortization reflect higher oil prices and production from new wells in Colombia. Production costs per barrel decreased in 1994 and 1995 because of a lower tariff on the Trans-Andean pipeline which became effective in February 1994, reduced trucking charges resulting from the completion of the Uchupayaco-Santana pipeline in June 1994, and the Company's cost reduction program implemented in the third quarter of 1995. The Company's comparative average daily sales volumes, average sales prices and costs per barrel in Colombia for such periods were as follows, expressed in barrels of oil per day ("BOPD"):

                                                       YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                   1995          1994        1993
                                                   ----          ----        ----
                 Average oil sales (BOPD)          1,443           806         891
                 Average oil price per barrel     $16.39        $13.44      $13.97
                 Production costs per barrel      $ 6.71        $ 8.52      $ 9.96
                 Depreciation, depletion and
                  amortization per barrel         $ 9.37        $ 6.67      $ 7.61

                 During 1993 the Company charged to expense additional costs pertaining to oil and gas exploration activities in Spain ($36,110) and Papua New Guinea ($11,316), and also recorded a loss of $228,669 on the sale of a drilling rig used in its exploration and development activities in Colombia. During 1994 the Company recorded as expense the costs of a dry hole drilled in Turkey ($576,250), investments in leases, license blocks or permit applications in Canada ($583,500), Turkey ($1,174,080) and France ($186,000), costs pertaining to oil and gas exploration activities in other countries ($74,532), and interest previously capitalized in connection with these activities ($220,448). Based on declining market conditions for sales of oil and gas properties and management's expectations of the amounts to be realized from disposition of the remaining royalty and mineral interests acquired in mergers in 1991, the Company further reduced the carrying value of such assets by $1,900,000 in 1994. During 1995 the Company charged to expense its remaining investments in Papua New Guinea ($609,700) and France ($672,592), costs pertaining to oil and gas exploration in other countries ($74,461), and interest previously capitalized in connection with these activities ($190,525).

                 Interest income increased in 1994 due to higher cash balances attributable to the placement of the Debentures in 1993, and declined in 1995 as a consequence of the expenditure of such cash balances. General and administrative expenses increased in 1995 as a result of nonrecurring severance costs incurred in connection with management changes, and legal and professional fees relating to the consideration of a business combination, the effects of which were substantially offset by a cost reduction program implemented in the third quarter of 1995. The increases in interest expense in 1994 and 1995, net of amounts capitalized, resulted from the issuance of the Debentures and the receipt of the OPIC-guaranteed loans in 1994 and 1995. The provision for current income taxes, all of which relates to Colombian operations, was higher each year because of increases in the Colombian presumptive income tax attributable to ongoing capital expenditures related to productive assets. These increases were partially offset by the effects of deferred tax benefits recorded in 1993 and 1994. The foreign currency translation gain recorded in 1995 resulted from an approximate 19% devaluation in the Colombian peso during 1995 and the settlement of a liability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 See Financial Statements and Financial Statement Schedules included separately herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The information required with respect to directors is set forth under the caption "Election of Directors" in Garnet's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                 The following table lists the names, ages, and principal occupations of each of the executive officers of Garnet. Each executive officer serves at the discretion of the Board of Directors.

            NAME                   AGE                  POSITION
            ----                   ---                  --------
Montague H. Hackett, Jr.......     63    Chairman of the Board and Director
Douglas W. Fry................     53    President, Chief Executive Officer and Director
W. Kirk Bosche'...............     45    Vice President, Treasurer and Secretary

                 Montague H. Hackett, Jr. Mr. Hackett has been employed as Chairman of the Board of Garnet since January 1995 and has served as a director of Garnet since April 1987. Since January 1996, Mr. Hackett has been employed by Victory Capital LLC, a privately held limited liability company ("Victory") that conducts its operations through small and medium-sized companies in which Victory holds controlling or other significant equity interests. From October 1989 through June 1994, Mr. Hackett served as President and as a director of Wood River Capital Corporation, a Small Business Investment Company. From October 1991 through December 1995, Mr. Hackett was also employed by Noel Group, Inc., a publicly traded company which also conducts its operations through small and medium-sized companies. Mr. Hackett is a director and Deputy Chairman of International Gold Resources Corporation.

                 Douglas W. Fry. Mr. Fry has been employed as President of Garnet and has served as a director of Garnet since September 1995, and has
been Chief Executive Officer of Garnet since February 1996.   Since 1980 he has
also been President of Argosy Energy Incorporated, a wholly owned subsidiary of Garnet, or of the subsidiary's predecessor.

                 W. Kirk Bosche'. Mr. Bosche' has served as Vice President and Treasurer of Garnet since its inception, and as Secretary of Garnet since February 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

                 The information required is set forth under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" in Garnet's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The information required is set forth under the caption "Security Ownership of Certain Beneficial Owners" in Garnet's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The information required is set forth under the caption "Certain Relationships and Related Transactions" in Garnet's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         a.      The following documents are filed as part of this report:

                 (1)-(2) Financial statements and financial statement schedules - see the accompanying Index to Financial Statements and Financial Statement chedules.

                 (3)      Exhibits - see the accompanying Index of Exhibits.

         b. No Reports on Form 8-K were filed by Registrant during the three months ended December 31, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GARNET RESOURCES CORPORATION
                                               (Registrant)



                                        By:  /s/Douglas W. Fry
                                             ---------------------
                                             Douglas W. Fry
                                             President, Chief Executive
                                             Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                            TITLE                        DATE
              ---------                            -----                        ----

/s/Douglas W. Fry                        President, Chief Executive        March 13, 1996
-------------------------------------    Officer and Director
   Douglas W. Fry                        (principal executive officer)

/s/Montague H. Hackett, Jr.              Chairman of the Board             March 13, 1996
-------------------------------------    and Director
   Montague H. Hackett, Jr.

/s/WENDELL W. ROBINSON                   Chairman of the                   March 13, 1996
-------------------------------------    Executive Committee
   Wendell W. Robinson                   and Director

/s/Robert J. Cresci                      Director                          March 13, 1996
-------------------------------------
   Robert J. Cresci

/s/Alastair Manson                       Director                          March 13, 1996
-------------------------------------
   Alastair Manson

/s/Arthur L. Swanson                     Director                          March 13,  1996
-------------------------------------
   Arthur L. Swanson

/s/JOHN V. TUNNEY                        Director                          March 13, 1996
-------------------------------------
   John V. Tunney

/s/W. Kirk Bosche'                       Vice President,                   March 13, 1996
-------------------------------------    Treasurer  and Secretary
   W. Kirk Bosche'                       (principal financial officer
                                         and principal accounting
                                         officer)

                               INDEX OF EXHIBITS


           ITEM NO.                                         ITEM TITLE                           EXHIBIT NO.
         -----------              ------------------------------------------------------       ----------------
          (2)                     Plan of acquisition, reorganization, arrangement,
                                  liquidation or succession:  Not applicable.

          (3)                     Articles of Incorporation and By-Laws:
                                  (A)      Restated Certificate of Incorporation filed on
                                           April 3, 1987, incorporated by reference to
                                           Exhibit 3(A) to Form S-1 Registration
                                           Statement No. 33-16426.                                    *
                                  (B)      By-Laws, as amended, incorporated by
                                           reference to Exhibit 3(B) to Registrant's
                                           Form 10-K for the fiscal year ended
                                           December 31, 1994.                                         *

          (4)                     Instruments defining the rights of security holders,
                                  including indentures:
                                  (A)      Excerpts from Restated Certificate of Incorpo-
                                           ration, incorporated by reference to Exhibit
                                           4(A) to Form S-1 Registration Statement
                                           No. 33 -16426.                                             *
                                  (B)      Excerpts from By-Laws, as amended, incor-
                                           porated by reference to Exhibit 4(B) to
                                           Form S-1 Registration Statement No. 33-16426.              *
                                  (C)      Specimen Certificate for Common Stock of
                                           Garnet  Resources Corporation, par value $.01
                                           per share, incorporated by reference to Exhibit
                                           4(C) to Amendment No. 1 to Form S-1
                                           Registration Statement No. 33-16426.                       *
                                  (D)      Form of 9 1/2% convertible subordinated
                                           debenture, incorporated by reference to Exhibit 4
                                           to Registrant's Form 10-K for the fiscal year
                                           ended December 31, 1993.                                   *

          (9)                     Voting trust agreement: Not applicable.

         (10)                     Material contracts:
                                  (A)      Risk Sharing Contract by and between
                                           Empresa Colombiana de Petroleos, on
                                           the one part, and Argosy Energy
                                           International and Neo Energy, Inc., on the
                                           other part, incorporated by reference to
                                           Exhibit 10(I) to Form S-1 Registration
                                           Statement No. 33-16426.                                    *
                                  (B)      Amendment dated March 6, 1990 to the Risk
                                           Sharing Contract by and between Empresa
                                           Colombiana de Petroleos, on the one part,
                                           and Argosy Energy International and Neo
                                           Energy, Inc. on the other part, incorporated
                                           by reference to Exhibit 10(EE) to Registrant's
                                           Form 10-K for the fiscal year ended
                                           December 31, 1989.                                         *

           ITEM NO.                                         ITEM TITLE                           EXHIBIT NO.
         -----------              ------------------------------------------------------       ----------------
                                  (C)      Operating Agreement for the Santana Area
                                           dated as of September 16, 1987 by and
                                           between Argosy Energy International and
                                           Neo Energy, Inc., incorporated by reference to
                                           Exhibit 10(W) to Amendment No. 1 to Form S-1
                                           Registration Statement No. 33-16426.                       *
                                  (D)      Contract for Sale of Santana Crude dated
                                           March 6, 1995 by and among Empresa
                                           Colombiana de Petroleos, Argosy Energy
                                           International and Neo Energy, Inc., incorporated
                                           by reference to Exhibit 10(E) to Registrant's
                                           Form 10-K for the fiscal year ended
                                           December 31, 1994.                                         *
                                  (E)      Association Contract for the Fragua Area
                                           effective June 1, 1992 by and between
                                           Empresa Colombiana de Petroleos, on the
                                           one part, and Argosy Energy International
                                           and Neo Energy, Inc., on the other part,
                                           incorporated by reference to Exhibit 10(JJ) to
                                           Registrant's Form 10-K for the fiscal year ended
                                           December 31, 1992.                                         *
                                  (F)      Operating Agreement for the Fragua Area dated
                                           as of April 15, 1992 by and between Argosy
                                           Energy International and Neo Energy, Inc.,
                                           incorporated by reference to Exhibit 10(KK) to
                                           Registrant's Form 10-K for the fiscal year ended
                                           December 31, 1992.                                         *
                                  (G)      Association Contract for the Yuruyaco Area
                                           effective November 19, 1995 by and between
                                           Empresa Colombiana de Petroleos, on the
                                           one part, and Argosy Energy International and
                                           Neo Energy, Inc., on the other part.                       10(G)
                                  (H)      Second Amended and Restated Limited
                                           Partnership Agreement of Argosy Energy
                                           International dated as of January 11, 1991,
                                           incorporated by reference to Exhibit 10(GG)
                                           to Form S-4 Registration Statement No. 33-43533.           *
                                  (I)      Amendment to Second Amended and Restated
                                           Limited Partnership Agreement of Argosy Energy
                                           International dated as of January 13, 1994,
                                           incorporated by reference to Exhibit 10(BB)
                                           to Registrant's Form 10-K for the fiscal year ended
                                           December 31, 1993.                                         *
                                  (J)      Second Amendment to Second Amended and
                                           Restated Limited Partnership Agreement of
                                           Argosy Energy International dated as of
                                           July 1, 1994 incorporated by reference to
                                           Exhibit 10(J) to Registrant's Form 10-K for the
                                           fiscal year ended December 31, 1994.                       *

           ITEM NO.                                         ITEM TITLE                           EXHIBIT NO.
         -----------              ------------------------------------------------------       ----------------
                                  (K)      Petroleum Prospecting License No. 174, incorporated
                                           by reference to Exhibit 10(O) to Registrant's Form 10-K
                                           for the fiscal year ended December 31, 1994.               *
                                  (L)      Operating Agreement for the Papua New Guinea
                                           PPL-174 Joint Venture among Arakis Energy
                                           Corporation, Bossrich Investment Limited, China
                                           National Oil and Gas Exploration and Development
                                           Corporation, China  National United Oil
                                           Corporation, Garnet Resources Corporation,
                                           Gedd PNG Limited, Marubeni Corporation, and
                                           Niguini Energy Pty. Limited dated as of
                                           December 5, 1994, incorporated by reference to
                                           Exhibit 10(P) to Registrant's Form 10-K for the
                                           fiscal year ended December 31, 1994.                       *
                                  (M)      Petroleum Prospecting License No. 181,
                                           incorporated by reference to Exhibit 10(A) to
                                           Registrant's Form 10-Q for the quarterly period
                                           ended September 30, 1995.                                  *
                                  (N)      Papua New Guinea PPL-77 Agreement dated
                                           April 27, 1995 among Garnet PNG Corporation,
                                           Niugini Energy Pty. Limited and Occidental
                                           International Exploration and Production
                                           Company, incorporated by reference to Exhibit 10(B)
                                           to Registrant's Form 10-Q for the quarterly period
                                           ended September 30, 1995.                                  *
                                  (O)      Purchase Agreement dated as of
                                           December 21, 1993 among Garnet Resources
                                           Corporation and the Investors purchasing
                                           Registrant's 9 1/2% Convertible   Subordinated
                                           Debentures, incorporated by reference
                                           to Exhibit 10(Y) to Registrant's Form 10-K for the
                                           fiscal year ended December 31, 1993.                       *
                                  (P)      Pledge Agreement dated as of December 21, 1993
                                           made by Garnet Resources Corporation in favor of
                                           Pecks Management Partners Ltd., incorporated by
                                           reference to Exhibit 10(Z) to Registrant's Form
                                           10-K for the fiscal year ended December 31, 1993.          *
                                  (Q)      Noteholders' and Stockholders' Agreement dated as
                                           of December 21, 1993 among Garnet Resources
                                           Corporation, the Investors purchasing Registrant's
                                           9 1/2% Convertible Subordinated Debentures, and
                                           certain existing stockholders of Registrant,
                                           incorporated by reference to Exhibit 10(AA) to
                                           Registrant's Form 10-K for the fiscal year ended
                                           December 31, 1993.                                         *
                                  (R)      Finance Agreement dated May 2, 1994
                                           between Argosy Energy International and
                                           Overseas Private Investment Corporation,
                                           incorporated by reference to Exhibit 10(A)
                                           to Registrant's Form 10-Q for the quarterly
                                           period ended September 30, 1994.                           *

           ITEM NO.                                         ITEM TITLE                           EXHIBIT NO.
         -----------              ------------------------------------------------------       ----------------
                                  (S)      Amendment No. 1 dated July 28, 1994 to
                                           Finance Agreement between Argosy Energy
                                           International and Overseas Private Investment
                                           Corporation, incorporated by reference to
                                           Exhibit 10(B) to Registrant's Form 10-Q for
                                           the quarterly period ended September 30, 1994.             *
                                  (T)      Amendment No. 2 dated March 24, 1995 to
                                           Finance Agreement between Argosy Energy
                                           International and Overseas Private Investment
                                           Corporation, incorporated by reference to
                                           Exhibit 10(C) to Registrant's Form 10-Q for the
                                           quarterly period ended September 30, 1995.                 *
                                  (U)      Amendment No. 3 dated September 26, 1995 to
                                           Finance Agreement between Argosy Energy
                                           International and Overseas Private Investment
                                           Corporation, incorporated by reference to
                                           Exhibit 10(D) to Registrant's Form 10-Q for the
                                           quarterly period ended September 30, 1995.                 *
                                  (V)      Loan Agreement dated August 3, 1994 by and
                                           between Texas Commerce Bank National
                                           Association and Argosy Energy International,
                                           incorporated by reference to Exhibit 10(C) to
                                           Registrant's Form 10-Q for the quarterly period
                                           ended September 30, 1994.                                  *
                                  (W)      Stage I Promissory Note dated August 3, 1994
                                           from Argosy Energy International to Texas
                                           Commerce Bank National Association in the
                                           principal amount of $4,400,000, incorporated by
                                           reference to Exhibit 10(D) to Registrant's Form
                                           10-Q for the quarterly period ended
                                           September 30, 1994.                                        *
                                  (X)      Stage II Promissory Note dated October 25, 1995
                                           from Argosy Energy International to Texas
                                           Commerce Bank National Association in the
                                           principal amount of $4,800,000, incorporated by
                                           reference to Exhibit 10(E) to Registrant's Form 10-Q
                                           for the quarterly period ended September 30, 1995.         *
                                  (Y)      Guaranty dated July 26, 1994 from Overseas
                                           Private Investment Corporation to Texas
                                           Commerce Bank National Association, incorporated
                                           by reference to Exhibit 10(E) to Registrant's Form
                                           10-Q for the quarterly period ended
                                           September 30, 1994.                                        *
                                  (Z)      Project Support Agreement dated August 3, 1994
                                           among Garnet Resources Corporation, Argosy
                                           Energy  International and Overseas Private
                                           Investment Corporation, incorporated by reference
                                           to Exhibit 10(F) to Registrant's Form 10-Q for the
                                           quarterly period ended September 30, 1994.                 *

           ITEM NO.                                         ITEM TITLE                           EXHIBIT NO.
         -----------              ------------------------------------------------------       ----------------
                                  (AA)     Security Agreement dated August 3, 1994 made
                                           by Argosy Energy International to Overseas Private
                                           Investment Corporation, incorporated by reference
                                           to Exhibit 10(G) to Registrant's Form 10-Q for
                                           the quarterly period ended September 30, 1994.             *
                                  (BB)     Escrow Agreement dated August 3, 1994 among
                                           Argosy  Energy International, Overseas Private
                                           Investment Corporation, Texas Commerce Bank
                                           National Association, as Lender, and Texas
                                           Commerce Bank National Association, as Escrow
                                           Agent, incorporated by reference to Exhibit 10(H)
                                           to Registrant's Form 10-Q for the quarterly period
                                           ended September 30, 1994.                                  *
                                  (CC)     Conditional Assignment Agreement dated
                                           August 3, 1994 made by Argosy Energy
                                           International in favor of Overseas Private
                                           Investment Corporation, incorporated by
                                           reference to Exhibit 10(J) to Registrant's
                                           Form 10-Q for the quarterly period ended
                                           September 30, 1994.                                        *
                                  (DD)     Subordination Agreement dated August 3, 1994
                                           made by Garnet Resources Corporation in favor
                                           of Overseas Private Investment Corporation,
                                           incorporated by reference to Exhibit 10(K) to
                                           Registrant's Form 10-Q for the quarterly period
                                           ended September 30, 1994.                                  *
                                  (EE)     Subordination Agreement dated August 3, 1994
                                           made by Argosy Energy Incorporated in favor of
                                           Overseas Private Investment Corporation,
                                           incorporated by reference to Exhibit 10(L) to
                                           Registrant's Form 10-Q for the quarterly period
                                           ended September 30, 1994.                                  *
                                  (FF)     Pledge Agreement dated August 3, 1994 made
                                           by Garnet Resources Corporation and Argosy
                                           Energy Incorporated to Overseas Private
                                           Investment Corporation, incorporated by reference
                                           to Exhibit 10(M) to Registrant's Form 10-Q for the
                                           quarterly period ended September 30, 1994.                 *
                                  (GG)     1987 Stock Option Plan of Garnet Resources
                                           Corporation, incorporated by reference to
                                           Exhibit 10(F) to Form S-1 Registration
                                           Statement No. 33-16426.                                    *
                                  (HH)     1990 Stock Option Plan of Garnet Resources
                                           Corporation, as amended, incorporated by
                                           reference to Appendix A to Garnet Resources
                                           Corporation's Notice of Annual Meeting and Proxy
                                           Statement for its Annual Meeting of Shareholders
                                           held on June 21, 1995.                                     *
                                  (II)     Form of Garnet Resources Corporation Non-
                                           Incentive Stock Option Agreement for
                                           employees, incorporated by reference to Exhibit
                                           10(G) to Form S-1 Registration Statement No.
                                           33-16426.                                                  *

           ITEM NO.                                         ITEM TITLE                           EXHIBIT NO.
         -----------              ------------------------------------------------------       ----------------
                                  (JJ)     Incentive Stock Option Agreement for non-
                                           employees, incorporated by reference to Exhibit
                                           10(H) to Form S-1 Registration Statement
                                           No. 33-16426.                                              *
                                  (KK)     1987 Stock Option Plan of Argosy Energy
                                           Incorporated, incorporated by reference to
                                           Exhibit 10(BB) to Registrant's Form 10-K
                                           for the fiscal year ended December 31, 1988.               *
                                  (LL)     Form of Argosy Energy Incorporated Non-
                                           Incentive Stock Option Agreement for employees,
                                           incorporated by reference to Exhibit 10(CC) to
                                           Registrant's Form 10-K for the fiscal year ended
                                           December 31, 1988.                                         *
                                  (MM)     Form of Argosy Energy Incorporated Non-
                                           Incentive Stock Option Agreement for non-
                                           employees, incorporated by reference to Exhibit
                                           10(DD) to Registrant's Form 10-K for the fiscal
                                           year ended December 31, 1988.                              *
                                  (NN)     1990 Directors' Stock Option Plan of Garnet
                                           Resources Corporation, as amended,
                                           incorporated by reference to Exhibit 10(Z) to
                                           Registrant's Form 10-K for the fiscal year ended
                                           December 31, 1992.                                         *
                                  (OO)     Letter Agreement dated June 28, 1995 between
                                           George M. Nevers and Garnet Resources
                                           Corporation, incorporated by reference to
                                           Exhibit 10(F) to Registrant's Form 10-Q for the
                                           quarterly period ended September 30, 1995.                 *
         (11)                     Statement re computation of per share earnings is not
                                  required because the relevant computations can be
                                  clearly determined from the material contained in the
                                  financial statements included herein.

         (12)                     Statements re computation of ratios:  Not applicable.

         (13)                     Annual report to security holders, Form 10-Q or
                                  quarterly report to security holders:  Not applicable.

         (16)                     Letter re change in certifying accountant:
                                  Not applicable.

         (18)                     Letter re change in accounting principles:
                                  Not applicable.

         (21)                     Subsidiaries of the registrant.                                     21

         (22) Published report regarding matters submitted to vote of security holders: Not applicable.

         (23)                     Consents of experts and counsel.                                    23

         (24)                     Power of attorney:  Not applicable.

           ITEM NO.                                         ITEM TITLE                           EXHIBIT NO.
         -----------              ------------------------------------------------------       ----------------
         (27)                     Financial Data Schedule.                                            27

         (28)                     Information from reports furnished to state
                                  insurance regulatory authorities:  Not applicable.

         (99)                     Additional exhibits:  Not applicable.


         * Incorporated by reference

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                      PAGE
                                                                                                      ----
GARNET RESOURCES CORPORATION AND SUBSIDIARIES
  CONSOLIDATED FINANCIAL STATEMENTS


   Report of Independent Public Accountants                                                           F-2
   Consolidated Balance Sheets, December 31,
    1995 and 1994                                                                                     F-3
   Consolidated Statements of Operations for
    the years ended December 31, 1995, 1994 and 1993                                                  F-5
   Consolidated Statements of Stockholders' Equity
    for the years ended December 31, 1995, 1994 and 1993                                              F-6
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1995, 1994 and 1993                                                            F-7
   Notes to Consolidated Financial Statements                                                         F-9
   Supplemental Oil and Gas Information                                                               F-20


GARNET RESOURCES CORPORATION
  FINANCIAL STATEMENT SCHEDULE


   Schedule I - Condensed Financial Information
     of Registrant
     Balance Sheets, December 31, 1995 and 1994                                                       F-25
     Statements of Operations for the years ended
       December 31, 1995, 1994 and 1993                                                               F-27
     Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993                                                               F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Garnet Resources Corporation:

           We have audited the accompanying consolidated balance sheets of Garnet Resources Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garnet Resources Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

           As discussed in Note 6 to the consolidated financial statements, as of January 1, 1993, the Company changed its method of accounting for income taxes.

           Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index to financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP
Houston, Texas
March 18, 1996

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31,
                                                                      ------------------------------------
          ASSETS                                                         1995                     1994
          ------                                                      -----------              -----------
CURRENT ASSETS:
   Cash and cash equivalents                                          $ 5,713,191              $ 7,990,605
   Accounts receivable                                                  2,302,712                2,276,500
   Inventories                                                            986,532                1,257,207
   Prepaid expenses                                                       249,454                  133,692
                                                                      -----------              -----------

       Total current assets                                             9,251,889               11,658,004
                                                                      -----------              -----------
NET ASSETS HELD FOR DISPOSITION                                           403,941                  514,624
                                                                      -----------              -----------

PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties (full-cost method)-
       Proved                                                          46,044,011               35,948,942
       Unproved (excluded from amortization)                            4,598,001                6,416,808
                                                                      -----------              -----------

                                                                       50,642,012               42,365,750

   Other equipment                                                        137,343                  142,993
                                                                      -----------              -----------

                                                                       50,779,355               42,508,743
   Less - Accumulated depreciation,
          depletion and amortization                                  (11,384,135)              (6,446,953)
                                                                      -----------              -----------

                                                                       39,395,220               36,061,790
                                                                      -----------              -----------

OTHER ASSETS                                                              907,978                1,065,619
                                                                      -----------              -----------

                                                                      $49,959,028              $49,300,037
                                                                      ===========              ===========


      The accompanying notes are an integral part of these consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   CONTINUED

                                                                                 DECEMBER 31,
                                                                      ----------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                                 1995                   1994
     ------------------------------------                             -----------            -----------
CURRENT LIABILITIES:
   Current portion of long-term debt                                  $ 4,043,758            $ 1,932,156
   Accounts payable and accrued liabilities                             2,418,270              3,703,494
                                                                      -----------            -----------

       Total current liabilities                                        6,462,028              5,635,650
                                                                      -----------            -----------


LONG-TERM DEBT, net of current portion                                 20,151,120             17,506,105
                                                                      -----------            -----------


DEFERRED INCOME TAXES                                                     640,919                      -
                                                                      -----------            -----------


OTHER LONG-TERM LIABILITIES                                               438,156                368,030
                                                                      -----------            -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000
       shares authorized, 11,492,162 shares issued
       and outstanding as of December 31, 1995,
       11,125,537 shares issued and outstanding
       as of December 31, 1994                                            114,922                111,255
   Capital in excess of par value                                      52,491,212             51,395,004
   Retained earnings (deficit)                                        (30,339,329)           (25,716,007)
                                                                      -----------            -----------

       Total stockholders' equity                                      22,266,805             25,790,252
                                                                      -----------            -----------

                                                                      $49,959,028            $49,300,037
                                                                      ===========            ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              1995             1994            1993
                                                          -----------      -----------     -----------
REVENUES:
   Oil sales                                              $ 8,635,570      $ 3,952,351     $ 4,539,710
   Interest                                                   245,563          403,014          57,056
                                                          -----------      -----------     -----------

                                                            8,881,133        4,355,365       4,596,766
                                                          -----------      -----------     -----------
                                                            4,355,365        4,596,766       3,383,477
                                                          -----------      -----------     -----------
COSTS AND EXPENSES:
   Production                                               3,533,572        2,506,049       3,236,064
   Exploration                                              1,547,278        2,814,809          59,954
   Loss on net assets held for disposition                          -        1,900,000               -
   Loss on sale of drilling rig                                     -                -         228,669
   General and administrative                               1,672,501        1,515,553       1,699,940
   Interest                                                 1,491,131          967,473          46,218
   Depreciation, depletion and amortization                 4,949,682        1,971,328       2,483,051
   Foreign currency translation (gain) loss                  (741,557)          19,698         (61,022)
                                                          -----------      -----------     -----------

                                                           12,452,607       11,694,910       7,692,874
                                                          -----------      -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                          (3,571,474)      (7,339,545)     (3,096,108)

PROVISION FOR INCOME TAXES                                  1,051,848           85,982         178,923
                                                          -----------      -----------     -----------

INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                    (4,623,322)      (7,425,527)     (3,275,031)

CUMULATIVE EFFECT ON PRIOR YEARS
   OF CHANGE IN ACCOUNTING
   PRINCIPLE FOR INCOME TAX                                         -                -        (172,062)
                                                          -----------      -----------     -----------

NET LOSS                                                  $(4,623,322)     $(7,425,527)    $(3,447,093)
                                                          ===========      ===========     ===========

NET LOSS PER SHARE:
   Net loss before change
   in accounting principle                                $      (.40)     $      (.67)    $      (.29)
   Cumulative effect of change
   in accounting principle                                          -                -            (.02)
                                                          -----------      -----------     -----------

   NET LOSS PER SHARE                                     $      (.40)     $      (.67)    $      (.31)
                                                          ===========      ===========     ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                             11,416,828       11,125,537      11,124,929
                                                          ===========      ===========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                           COMMON STOCK
                                     ------------------------         CAPITAL IN           RETAINED            TOTAL
                                      NUMBER                          EXCESS OF            EARNINGS        STOCKHOLDERS'
                                     OF SHARES         AMOUNT         PAR VALUE           (DEFICIT)            EQUITY
                                     ---------         ------         ---------           ---------            ------
 BALANCE AT
  DECEMBER 31, 1992                  11,122,537       $111,225       $51,387,534        $(14,843,387)       $36,655,372

 Exercise of stock options                3,000             30             7,470                   -              7,500
 Net loss                                     -              -                 -          (3,447,093)        (3,447,093)
                                     ----------       --------       -----------        ------------        -----------

 BALANCE AT
  DECEMBER 31, 1993                  11,125,537        111,255        51,395,004         (18,290,480)        33,215,779

 Net loss                                     -              -                 -          (7,425,527)        (7,425,527)
                                     ----------       --------       -----------        ------------        -----------

 BALANCE AT
  DECEMBER 31, 1994                  11,125,537        111,255        51,395,004         (25,716,007)        25,790,252

 Acquisition of partnership
  interests in Argosy
  Energy International                  366,625          3,667         1,096,208                   -          1,099,875
 Net loss                                     -              -                 -          (4,623,322)        (4,623,322)
                                     ----------       --------       -----------        ------------        -----------

 BALANCE AT
  DECEMBER 31, 1995                  11,492,162       $114,922       $52,491,212        $(30,339,329)       $22,266,805
                                     ==========       ========       ===========        ============        ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                       1995               1994                 1993
                                                                    -----------        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(4,623,322)       $(7,425,527)         $(3,447,093)
  Adjustments to reconcile net loss to
  net cash provided by (used for)
  operating activities -
      Exploration costs                                               1,547,278          2,814,809               59,954
      Loss on net assets held for disposition                                 -          1,900,000                    -
      (Gain) loss on sale of drilling rig
      and other equipment                                                (4,970)            11,683              228,669
      Depreciation, depletion and amortization                        4,949,682          1,971,328            2,483,051
      Amortization of other assets                                      224,276            193,065               61,402
      Deferred income taxes                                             640,919           (226,639)              81,891
      Change in assets and liabilities -
           Increase in accounts receivable                             (673,808)          (222,291)             (26,699)
           (Increase) decrease in inventories                            24,525            209,610             (115,359)
           (Increase) decrease in prepaid expenses                       36,162             38,678              (72,847)
           Increase (decrease) in accounts payable
           and accrued liabilities                                     (586,645)           330,705            1,045,798
           Increase in other long-term liabilities                      134,013                  -                    -
                                                                    -----------        -----------          -----------

           Net cash provided by (used for)
           operating activities                                       1,668,110           (404,579)             298,767
                                                                    -----------        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short-term investments                                          -                  -               49,093
  Additions to oil and gas properties                                (9,331,942)        (7,825,163)          (6,098,935)
  Additions to other equipment                                           (6,880)            (7,977)              (5,166)
  Proceeds from asset dispositions                                        5,000             88,131            1,345,493
  (Increase) decrease in joint venture
      and contractor advances                                           621,225          1,550,501           (2,164,381)
  (Increase) decrease in inventories                                    300,256             23,199             (287,199)
  (Increase) decrease in net assets
      held for disposition                                              110,683             31,686              (11,852)
  (Increase) decrease in other assets                                    24,170             10,025              (16,049)
  Acquisition of partnership interests in
      Argosy Energy International, net
      of cash acquired                                                  (92,621)                 -                    -
                                                                    -----------        -----------          -----------

           Net cash used for investing activities                    (8,370,109)        (6,129,598)          (7,188,996)
                                                                    -----------        -----------          -----------


  The accompanying notes are an integral part of these consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED

                                                                              YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                  1995                1994              1993
                                                               -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of debt                              $ 4,754,880        $ 4,161,080        $15,990,337
  Repayments of debt                                              (208,983)          (629,176)          (183,070)
  Proceeds from issuances of common stock                                -                  -              7,500
  Costs of debt issuances                                         (121,312)          (339,266)          (801,225)
                                                               -----------        -----------        -----------

           Net cash provided by financing activities             4,424,585           3,192,638        15,013,542
                                                               -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (2,277,414)        (3,341,539)         8,123,313

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                            7,990,605         11,332,144          3,208,831
                                                               -----------        -----------        -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                $ 5,713,191        $ 7,990,605        $11,332,144
                                                               ===========        ===========        ===========

Supplemental disclosures of cash
  flow information:

  Cash paid for -
      Interest, net of amounts capitalized                     $ 1,334,676          $ 906,344                $ -
      Income taxes                                                 490,624             357,515           519,433




  The accompanying notes are an integral part of these consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES-

           Nature of operations-

           Garnet Resources Corporation, a Delaware corporation ("Garnet"), and its subsidiaries (collectively referred to as the "Company") are engaged in the exploration, development and production of oil and gas properties located outside the United States. The Company operates primarily in Colombia and Papua New Guinea.

           Principles of consolidation-

           The consolidated financial statements include the accounts of Garnet and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The Company accounts for its investment in Argosy Energy International, a limited partnership ("Argosy") in which Garnet is a limited partner and a wholly owned subsidiary of Garnet is the general partner (see
Note 2), using the proportionate consolidation method.

           Cash equivalents-

           Cash equivalents include highly liquid debt instruments with an initial maturity of three months or less at the date of purchase. Cash equivalents at December 31, 1994 were $722,338, and consisted of U.S. Treasury Bills carried at cost, which approximates market value. The Company had no cash equivalents at December 31, 1995.

           Inventories-

           Inventories consist of oilfield equipment, materials and supplies, and crude oil. For presentation in the accompanying consolidated statements of cash flows, changes in oilfield equipment inventory are included as investing activities because they relate to the Company's exploration and development activities, while changes in other types of inventories are included as operating activities.

           Oil and gas properties-

           The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration and development of oil and gas reserves are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. The Company also capitalizes interest costs related to unevaluated oil and gas properties. The Company incurred total interest costs of $2,252,483, $1,831,803 and $202,448 in 1995, 1994 and 1993, respectively, of which $761,352, $831,677 and $156,230 were capitalized as additional costs of oil and gas properties.

           The capitalized costs of oil and gas properties in each cost center are amortized on a composite unit-of- production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unproved properties are assessed at least annually to determine whether any impairment has occurred. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

           Revenue recognition-

           Oil and gas revenues from producing wells are recognized when the oil or gas is sold.

           Net loss per share-

           Net loss per share is computed using the weighted average number of shares of common stock outstanding. No effect was given to common stock equivalents as the effect would be antidilutive.

           Use of estimates-

           The preparation of these financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Reference is made to the Supplemental Oil and Gas Information for additional information regarding the process of estimating proved reserve quantities and related cash flows.

(2) COLOMBIAN OPERATIONS-

           Through its ownership of interests in Argosy, the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and its joint venture partner to explore for oil and gas on approximately 86,000 acres located in the Putumayo Region of Colombia (the "Santana Block") and provides for a ten- year exploration period expiring in 1997, subject to a requirement for additional partial relinquishments in 1997, and for a production period expiring in 2015. Argosy and its joint venture partner also have two association contracts (the "Fragua Contract" and the "Yuruyaco Contract") with Ecopetrol. The Fragua Contract covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), while the Yuruyaco Contract covers an area of approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"). The 10-year exploration periods provided by the Fragua Contract and the Yuruyaco Contract will expire in 2002 and 2005, respectively, and the 28-year contract terms will expire in 2020 and 2023, respectively. Argosy and its joint venture partner also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol.

Argosy and its joint venture partner notified Ecopetrol in 1994 that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates have made continued operation economically unattractive.

           Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract, the Fragua Contract and the Yuruyaco Contract provide that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of successful exploratory wells in the field. When accumulated oil production from the Santana Contract exceeds seven million barrels, Ecopetrol will continue to bear 50% of development costs, but its interest in production revenues and operating costs will increase to 65%. If a commercial field on the Fragua Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will increase in 5% increments from 50% to 70% as accumulated production from the field increases in 30 million barrel increments from 60 million barrels to 150 million barrels. If a commercial field on the Yuruyaco Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs ranges from 50% to 75%, based on annual measurements of profitability as defined in the Yuruyaco Contract. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Fragua Block and the Yuruyaco Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. If a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy.

           In March 1995 the Company increased its ownership in Argosy by exchanging 366,625 shares of Garnet's common stock with a value of $3.00 per share and cash totalling $142,703 for the partnership interests held by certain of Argosy's limited partners.

           The Company's resulting net participation in revenues and costs for the Santana Contract, the Fragua Contract and the Yuruyaco Contract are as follows:

                                                   PRODUCTION    OPERATING      EXPLORATION    DEVELOPMENT
                                                    REVENUES       COSTS           COSTS          COSTS
                                                    --------       -----           -----          -----
      Santana Contract:
           Before seven million barrels
               of accumulated production               21.8%        27.2%           38.1%         27.2%
           After seven million barrels
               of accumulated production               15.3%        19.1%           38.1%         27.2%

      Fragua Contract:
           Before 60 million barrels
               of accumulated production               21.8%        27.3%           54.6%         27.3%
           After 150 million barrels
               of accumulated production               13.1%        16.4%           54.6%         27.3%

      Yuruyaco Contract:
           Before 60 million barrels
               of accumulated production               22.0%        27.5%           55.0%         27.5%
           After 60 million barrels of
               accumulated production at
               maximum profitability                   11.0%        13.8%           55.0%         27.5%

           The joint venture has completed its seismic acquisition and drilling obligations for the first eight years of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1996 and 1997. The joint venture has also completed its seismic obligations for the first two years of the Fragua Contract, but no wells have yet been drilled on the Fragua Block.

           Under the terms of a contract with Ecopetrol, all oil produced from the Santana Block is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a handling and commercialization fee of $.465 per barrel. If Ecopetrol does not export the oil, the price paid is based on quoted prices for Colombia's Cano Limon crude oil, adjusted for quality differences, plus or minus a sales value differential to be determined by independent analysis, less Ecopetrol's cost to transport the crude to Cartagena and a handling and commercialization fee of $.365 per barrel. Under the terms of its contract with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, Argosy has experienced no difficulty in repatriating the remaining 75% of such payments which are payable in United States dollars.

           As general partner, the Company's subsidiary is contingently liable for any obligations of Argosy and may be contingently liable for claims generally related to the conduct of Argosy's business.

(3) EXPLORATION LICENSES IN PAPUA NEW GUINEA-

           Garnet PNG Corporation, a wholly owned subsidiary of Garnet ("Garnet PNG"), owns interests in two petroleum prospecting licenses in Papua New Guinea which entitle it and its joint venture partners to explore for oil and gas. Garnet PNG owns a 7.73% interest (the "PPL-174 Interest") in Petroleum Prospecting License No. 174 ("PPL-174) which covers 126,000 acres (the "PPL-174 Area"), and a 6% interest (the "PPL-181 Interest") in Petroleum Prospecting License No. 181 ("PPL-181") which covers 952,000 acres (the "PPL-181 Area"). Until September 1995, Garnet PNG also held a 40% interest (the "PPL-77 Interest") in Petroleum Prospecting License No. 77 ("PPL-77"), which included most of the area now covered by PPL-181 and was surrendered in connection with the issuance of PPL-181, as further described below. In 1986, oil was discovered approximately 10 miles from the northern border of the PPL-181 Area in an adjoining license area.

           Exploration activities on PPL-77 since 1986 identified a large potential oil prospect (the "Kamusi Prospect") on PPL-77 and two adjoining licenses. The Company entered into an agreement in 1994 with several other companies to fund the costs of a well on the Kamusi Prospect. In January 1995 the Government of Papua New Guinea issued PPL-174 to Garnet PNG and its joint venture partners. PPL-174 covers the Kamusi Prospect and includes a portion of the acreage formerly within the boundaries of PPL-77 and adjoining areas. Garnet PNG will contribute approximately $238,000 to the costs of the well.

           In April 1995 the Company entered into an agreement with Occidental International Exploration and Production Company ("Occidental") covering PPL-77. Under the agreement an application for a new license was submitted to the Papua New Guinea Government. PPL-181 was issued in September 1995 and is owned by Occidental (88%), Garnet PNG (6%) and Niugini (6%). Occidental agreed to drill and complete at its cost a test well on the PPL-181 Area within the first two years.

           Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately $US375,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

(4) LONG-TERM DEBT-

           Long-term debt at December 31, 1995 and 1994 consisted of the following:

                                                                    1995                       1994
                                                                 -----------               -----------
9 1/2% convertible subordinated debentures                        $15,000,000              $15,000,000

Notes payable by Argosy to a U.S. bank                              9,113,520                4,161,080

Note payable by Argosy to a Colombian bank                            81,359                   277,181
                                                                 -----------               -----------
                                                                  24,194,879                19,438,261
Less - Current portion                                            (4,043,758)               (1,932,156)
                                                                 -----------               -----------

                                                                  $20,151,120              $17,506,105
                                                                  ===========              ===========

           In December 1993 Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note
2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. As of December 31, 1995, Garnet was not in compliance with the minimum net worth required by the Debentures. The holders of the Debentures have waived compliance with this requirement through 1996.

           In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy. The loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company plans to use these funds to drill development wells and construct pipelines and production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at December 31, 1995 was 5-15/16%. In addition Argosy paid the lender a commitment fee of .25% per annum on the undisbursed and uncancelled amount of the guaranty, and also paid the lender a facility fee of $46,000. In consideration for OPIC's guaranty, Argosy agreed to pay OPIC certain fees, including a facility fee of $92,000, a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed, a commitment fee of .67% per annum on the undisbursed and uncancelled amount of the guaranty, and a cancellation fee equal to .67% of the amount cancelled. As of December 31, 1995, Argosy was not in compliance with the present value and debt service coverage ratios required under the finance agreement. Subsequent to that date, OPIC waived compliance with the present value ratio and revised the principal amortization schedule to reflect current estimates of cash flows from wells on the Santana Block, the effect of which enabled Argosy to comply with the debt service coverage ratio.

          In 1993 Argosy received a loan from a Colombian bank, of which the Company's share amounted to $520,135. The loan is secured by receivables from Ecopetrol for well costs allocable to Ecopetrol but paid by Argosy, bears interest at U.S. prime plus 2%, and is repaid in varying amounts from Ecopetrol's share of production from the wells. The interest rate at December 31, 1995 was 10-1/2%.

(5) STOCK OPTION PLANS-

          Garnet and a predecessor entity have adopted stock option plans (the "Employee Plans") pursuant to which an aggregate of 1,483,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to officers, employees and certain other persons or entities performing substantial services for or on behalf of Garnet or its subsidiaries.

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

          In addition, Garnet has adopted the 1990 Directors' Stock Option Plan (the "Directors' Plan") pursuant to which an aggregate of 470,000 shares of Garnet's common stock is authorized to be issued to directors who are not employees of the Company. Under the terms of the Directors' Plan, as amended, options may be granted at the discretion of the Board of Directors, provided, however, that the timing of the option grants is restricted to the second quarter of Garnet's fiscal year.

          Each option is exercisable for a period of 10 years and 30 days from the date of grant. The purchase price of shares issuable upon exercise of an option may be paid in cash or by delivery of shares with a value equal to the exercise price of the option. The Committee has determined that the right to exercise non-incentive options issued to employees vests over a period of four years, so that 20% of the option is exercisable on the date of grant and 20% becomes exercisable on each anniversary of the date of grant. Non-incentive options issued to directors and other eligible participants generally are fully exercisable on and after the date of grant.

          The following is a summary of stock option activity in connection with the Employee Plans and the Directors' Plan:

                                                             SHARES                 PRICE RANGE
                                                           ---------              --------------
      Options outstanding at
           December 31, 1992                                 952,500              $2.50 - $13.83

      Options granted                                        310,000                 4.78 - 5.75
      Options exercised                                       (3,000)                   2.50
      Options expired                                        (30,000)               4.78 - 13.83
                                                           ---------              --------------

      Options outstanding at
           December 31, 1993                               1,229,500                2.50 - 13.83

      Options granted                                        140,000                    4.05
                                                           ---------              --------------

      Options outstanding at
           December 31, 1994                               1,369,500              $2.50 - $13.83

      Options granted                                        618,000                 2.69 - 2.87
      Options expired                                       (658,398)               2.50 - 13.83
                                                           ---------              --------------

      Options outstanding at
           December 31, 1995                               1,329,102              $2.50 - $13.83
                                                           =========              ==============

    As of December 31, 1995, options for 1,076,289 shares were exercisable.

           In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, a new standard for accounting for stock-based compensation. This standard established a fair-value based method of accounting for stock options awarded after December 31, 1995 and encourages companies to adopt SFAS No. 123 in place of the existing accounting method, which requires expense recognition only in situations where stock compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual pro forma disclosures of its effects. Adoption of the standard is required in 1996, although earlier implementation is permitted. The Company does not intend to adopt SFAS No. 123 for accounting purposes; however it will make annual pro forma disclosures of its effects commencing in 1996.

(6) INCOME TAXES-

 Income (loss) before income taxes and the provision for income taxes consisted of the following:

                                                                       YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                              1995               1994                  1993
                                                           -----------        -----------           -----------
      Income (loss) before income
      taxes -
           Domestic                                        $(2,340,158)       $(3,974,184)          $(1,687,841)
           Foreign                                          (1,231,316)        (3,365,361)           (1,408,267)
                                                           -----------        -----------           -----------

                                                           $(3,571,474)       $(7,339,545)          $(3,096,108)
                                                           ===========        ===========           ===========

      Provision for income taxes -
           Foreign -
           Current                                         $   410,929        $   312,621           $   270,656
           Deferred                                            640,919           (226,639)              (91,733)
                                                           -----------        -----------           -----------
                                                           $ 1,051,848        $    85,982           $   178,923
                                                           ===========        ===========           ===========

      Effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes," which requires deferred income taxes to be provided for the expected tax effects of differences between the financial statement and tax bases of assets and liabilities. The cumulative effect of the change in accounting principle through December 31, 1992 was to increase the net loss for the year ended December 31, 1993 by $172,062 ($.02 per share). The provisions for income taxes and deferred income taxes payable relate to the Colombian activities of Argosy. No United States deferred taxes were provided because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset which the Company has determined is not presently realizable.

           The Company's net deferred income tax liabilities as of December 31, 1995 and 1994 were as follows:

                                                                            1995                   1994
                                                                         -----------            ----------
           Deferred tax liability                                        $ 1,271,884            $1,043,984
           Deferred tax asset                                            (10,024,880)           (9,199,165)
           Valuation allowance                                             9,393,915             8,155,181
                                                                         -----------            ----------
           Net deferred tax liability                                    $   640,919            $       -
                                                                         ===========            ==========

      Temporary differences included in the deferred tax liabilities related primarily to property and equipment. Deferred tax assets principally consisted of net operating loss carryforwards.

      As of December 31, 1995, the Company had a regular tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $26,400,000 and $26,000,000, respectively. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of

Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS-

           The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of notes payable by Argosy to U.S. and Colombian banks approximate fair value because the interest rates on these instruments change with market interest rates. There are no quoted market prices for the Debentures. Because the Debentures are convertible into shares of Garnet's common stock, the fair value of the Debentures is contingent on market prices for the common stock, the value of the Company's assets, and the results of its operation. In addition the Debentures contain unique terms, conditions, covenants and restrictions. Consequently the Company is unable to estimate the fair value of the Debentures.

(8) CONCENTRATION OF CREDIT RISK-

           During the years ended December 31, 1995, 1994 and 1993, all of the Company's oil production was purchased by Ecopetrol. As of December 31, 1995 and 1994, accounts receivable included approximately $1,513,000 and $1,492,000, respectively, from Ecopetrol. The Company believes that its oil production could be sold to other purchasers at similar prices in lieu of sales to Ecopetrol.

(9) OPERATIONS BY GEOGRAPHIC AREA-

           The Company operates in one industry segment. Information about the Company's operations for the years ended December 31, 1995, 1994 and 1993 by different geographic areas is shown below.


                                                                                       OTHER
                                                        UNITED                        FOREIGN
1995                                                    STATES         COLOMBIA        AREAS           TOTAL
----                                                   ---------     -----------   ------------    ------------

Oil and gas sales                                      $       -     $ 8,635,570   $          -    $  8,635,570
                                                       =========     ===========   ============    ============

Operating profit (loss)                                 $ (6,476)      $ 158,792   $ (1,547,278)   $ (1,394,962)
                                                       =========     ===========   ============

General corporate income and expenses, net                                                           (2,176,512)
                                                                                                   ------------

Income (loss) before income taxes                                                                  $ (3,571,474)
                                                                                                   ============

Identifiable assets                                    $ 937,359     $43,303,637   $      4,841    $ 44,245,837
                                                       =========     ===========   ============

Corporate assets:
  Cash and cash equivalents                                                                           5,713,191
                                                                                                   ------------

Total assets                                                                                       $ 49,959,028
                                                                                                   ============



           The operating loss in other foreign areas represents oil and gas acquisition and exploration costs charged to expense, of which $674,554 was in Papua New Guinea, $798,263 was in France and $74,461 was in other countries.

                                                                                      OTHER
                                                       UNITED                        FOREIGN
1994                                                   STATES         COLOMBIA        AREAS           TOTAL
----                                                 -----------     -----------    -----------    ------------
Oil and gas sales                                    $         -      $ 3,952,351   $         -    $  3,952,351
                                                     ===========     ===========    ===========    ============

Operating profit (loss)                              $(1,905,734)     $ (519,292)   $(2,814,809)   $ (5,239,835)
                                                     ===========     ===========    ===========

General corporate income and expenses, net                                                           (2,099,710)
                                                                                                   ------------

Income (loss) before income taxes                                                                  $ (7,339,545)
                                                                                                   ============

Identifiable assets                                  $ 1,411,740     $38,851,245    $ 1,046,447    $ 41,309,432
                                                     ===========     ===========    ===========

Corporate assets:
  Cash and cash equivalents                                                                           7,990,605
                                                                                                   ------------

Total assets                                                                                       $ 49,300,037
                                                                                                   ============

           The operating loss in the United States reflects a provision for loss on net assets held for disposition of $1,900,000. The operating loss in other foreign areas represents oil and gas acquisition, exploration and capitalized interest costs charged to expense, of which $1,878,094 was in Turkey, $651,913 was in Canada, $206,625 was in France, and $78,177 was in other countries.


1993
----

Oil and gas sales                                    $         -     $ 4,539,710    $         -    $  4,539,710
                                                     ===========     ===========    ===========    ============

Operating profit (loss)                              $   (22,309)    $(1,401,750)   $   (43,674)   $ (1,467,733)
                                                     ===========     ===========    ===========

General corporate income and expenses, net                                                           (1,628,375)
                                                                                                     ----------

Income (loss) before income taxes                                                                  $ (3,096,108)
                                                                                                   ============

Identifiable assets                                  $ 3,451,994     $35,106,828    $ 2,241,485    $ 40,800,307
                                                     ===========     ===========    ===========

Corporate assets:
  Cash and cash equivalents                                                                          11,332,144
  Note receivable                                                                                        19,048
                                                                                                   ------------

Total assets                                                                                       $ 52,151,499
                                                                                                   ============

(10) ACQUISITION OF RGO ENERGY INC. AND RGO PARTNERS, LTD. -

           In 1991, in transactions accounted for as purchases, Garnet acquired RGO Energy Inc. and RGO Partners, Ltd., two privately-owned entities (referred to collectively herein as "the RGO Entities"). At the date of acquisition, approximately 60% of the assets of the RGO Entities was comprised of cash, with the balance being primarily working, royalty and mineral interests in producing and undeveloped oil and gas properties in the United States. All of the working interests acquired in the mergers were sold in 1993. Because management intends to sell the remaining royalty and mineral interests when the market conditions are suitable, these assets are reflected as "Net assets held for disposition" in the accompanying consolidated balance sheets. Based on declining market conditions for sales of oil and gas properties and management's expectations of the amounts to be realized from dispositions of the working, royalty and mineral interests, the Company recorded a provision for loss on disposition of the assets of $1,900,000 during 1994.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL OIL AND GAS INFORMATION

           The following tables set forth information about the Company's oil and gas producing activities pursuant to the requirements of SFAS No. 69 "Disclosures About Oil and Gas Producing Activities."

CAPITALIZED COSTS
-----------------                                                        OTHER
                                                                        FOREIGN
DECEMBER 31, 1995                                  COLOMBIA              AREAS                TOTAL
-----------------                                -----------           --------            -----------
Proved properties                                $46,044,011           $      -            $46,044,011
Unproved properties                                4,598,001                  -              4,598,001
                                                 -----------           --------            -----------

                                                 50,642,012                   -             50,642,012
Accumulated depreciation,
  depletion and amortization                     (11,286,629)                 -            (11,286,629)
                                                 -----------           --------            -----------

Net capitalized costs                            $39,355,383           $      -            $39,355,383
                                                 ===========           ========            ===========


DECEMBER 31, 1994
-----------------

Proved properties                                $35,948,942           $      -            $35,948,942
Unproved properties                                5,433,435            983,373              6,416,808
                                                 -----------           --------            -----------

                                                 41,382,377             983,373             42,365,750
Accumulated depreciation,
  depletion and amortization                     (6,349,674)                  -             (6,349,674)
                                                 -----------           --------            -----------

Net capitalized costs                            $35,032,703           $983,373            $36,016,076
                                                 ===========           ========            ===========


           The Company's investment in oil and gas properties as of December 31, 1995 includes $4,598,001 in unevaluated properties which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors. Such costs were incurred as follows:

                                                 PROPERTY                         CAPITALIZED
                                                ACQUISITION    EXPLORATION         INTEREST          TOTAL
                                                -----------    -----------         --------          -----
  Year Ended December 31,
      1995                                       $      -       $  799,426         $260,730        $1,060,156
      1994                                              -          679,466           66,224           745,690
      1993                                              -        1,197,381           37,183         1,234,564
      1992 and earlier                            455,601          982,391          119,599         1,557,591
                                                 --------       ----------          -------        ----------

                                                 $455,601       $3,658,664         $483,736        $4,598,001
                                                 ========       ==========         ========        ==========




COSTS INCURRED
--------------
                                                                           OTHER
 YEAR ENDED                                                               FOREIGN
DECEMBER 31, 1995                                    COLOMBIA              AREAS                 TOTAL
-----------------                                   ---------            ---------           ----------

Property acquisition-
  Proved properties                                 $1,590,943            $       -           $1,590,943
  Unproved properties                                        -               61,361               61,361
Exploration                                          1,439,406              502,544            1,941,950
Development                                          6,229,286                    -            6,229,286
                                                    ----------            ---------           ----------

Total costs incurred                                $9,259,635            $ 563,905           $9,823,540
                                                    ==========            =========           ==========

 YEAR ENDED
DECEMBER 31, 1994
-----------------
Property acquisition-
 Proved properties                                  $        -           $        -           $        -
 Unproved properties                                         -              149,971              149,971
Exploration                                          1,982,601            1,469,399            3,452,000
Development                                          5,149,002                    -            5,149,002
                                                    ----------           ----------           ----------

Total costs incurred                                $7,131,603           $1,619,370           $8,750,973
                                                    ==========           ==========           ==========

 YEAR ENDED
DECEMBER 31, 1993
-----------------
Property acquisition-
  Proved properties                                 $        -           $        -           $        -
  Unproved properties                                        -               29,824               29,824
Exploration                                          3,599,963              340,513            3,940,476
Development                                          2,560,701                    -            2,560,701
                                                    ----------           ----------           ----------

Total costs incurred                                $6,160,664           $  370,337           $6,531,001
                                                    ==========           ==========           ==========


RESULTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                           1995                 1994                1993
                                                        ----------           ----------          -----------

Revenues                                                $8,635,570           $3,952,351          $ 4,539,710
                                                        ----------           ----------          -----------

Expenses-
 Production costs                                        3,533,572            2,506,049            3,236,064
 Depreciation, depletion and amortization                4,936,955            1,949,364            2,473,688
                                                        ----------           ----------          -----------

                                                         8,470,527            4,455,413            5,709,752
                                                        ----------           ----------          -----------

Results of operations before income taxes                  165,043             (503,062)          (1,170,042)

Provision for income taxes                                  70,638                    -                    -
                                                        ----------           ----------          -----------

Results of operations from oil and gas
 producing activities                                   $   94,405           $ (503,062)         $(1,170,042)
                                                        ==========           ==========          ===========


Sales price per barrel                                      $16.39               $13.44               $13.97

Production costs per barrel                                   6.71                 8.52                 9.96

Depreciation, depletion and amortization per
 dollar of oil and gas revenues                                .57                  .49                 .54

           During the years ended December 31, 1995, 1994 and 1993, all of the Company's oil and gas producing operations were located in Colombia.

           During 1995, 1994 and 1993 the Company also charged to expense a total of $1,547,278, $2,814,809 and $43,674, respectively, of acquisition and exploration costs pertaining to its activities in other foreign areas.

OIL AND GAS RESERVE QUANTITIES (UNAUDITED)

           Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

           Estimates of proved and proved developed oil and gas reserves are subject to numerous uncertainties inherent in the process of developing the estimates including the estimation of the reserve quantities and estimated future rates of production and timing of development expenditures. The accuracy of any reserve estimate is a function of the quantity and quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Additionally, the estimated volumes to be commercially recoverable may fluctuate with changes in prices of oil and natural gas.

           Estimates of the Company's proved reserves and related valuations, as shown in the following tables, were developed pursuant to SFAS No. 69. Estimates of future recoverable oil reserves and projected future net revenues were provided by Huddleston & Co., Inc. The Company's proved reserves were comprised entirely of crude oil in Colombia, and are stated in barrels.


                                                            1995                 1994                 1993
                                                         ---------            ---------            ---------
Proved developed and undeveloped reserves:
      Beginning of year                                  4,626,883            5,330,622            5,507,199
      Revisions of previous estimates                     (377,493)            (409,677)             148,462
      Production                                          (526,834)            (294,062)            (325,039)
      Purchases of reserves in place                       219,675                    -                    -
                                                         ---------            ---------            ---------

      End of year                                        3,942,231            4,626,883            5,330,622
                                                         =========            =========            =========


Proved developed reserves at end of year                 1,939,420            2,076,892            1,995,786


           The following tables present the standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in the standardized measure of discounted future net cash flows. Future cash inflows and costs were computed using prices and costs in effect at the end of the applicable year without escalation. Future income taxes were computed by applying the appropriate statutory income tax rate to the pretax future net cash flows reduced by future tax deductions and net operating loss carryforwards.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                          1995                1994              1993
                                                       -----------        -----------        -----------
Future cash inflows                                    $69,343,840        $71,887,880        $63,007,940
Future costs-
 Production                                             18,021,679         15,541,058         17,648,412
 Development                                             5,264,508          7,944,542         11,125,950
                                                       -----------        -----------        -----------

Future net cash flows
 before income taxes                                    46,057,653         48,402,280         34,233,578
Future income taxes                                      4,232,095          5,980,232          3,294,156
                                                       -----------        -----------        -----------

Future net cash flows                                   41,825,558         42,422,048         30,939,422
10% discount factor                                     11,151,677          9,987,325          9,062,891
                                                       -----------        -----------        -----------

Standardized measure of
 discounted future net
 cash flows                                            $30,673,881        $32,434,723        $21,876,531
                                                       ===========        ===========        ===========



CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                                                      YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                            1995               1994              1993
                                                       -----------        -----------        -----------

Standardized measure,
  beginning of year                                    $32,434,723        $21,876,531        $27,640,290
Increases (decreases) -
  Sales, net of production costs                        (5,101,998)        (1,446,302)        (1,303,646)
  Net change in sales prices,
      net of production costs                            1,578,689         13,222,039        (16,792,892)
  Changes in estimated future
      development costs                                 (1,749,979)          (167,944)        (1,518,833)
  Development costs incurred during
      the year that reduced future
      development costs                                  4,994,019          4,079,420          1,825,609
  Revisions of quantity estimates                       (9,003,192)        (5,808,213)           789,398
  Accretion of discount                                  3,702,993          2,422,386          3,893,688
  Net change in income taxes                             1,676,288         (2,247,878)         8,949,260
  Purchases of reserves in place                         1,758,109                  -                  -
  Changes in production rates
      (timing) and other                                   384,229            504,684         (1,606,343)
                                                       -----------        -----------        -----------

Standardized measure,
  end of year                                          $30,673,881        $32,434,723        $21,876,531
                                                       ===========        ===========        ===========


           The standardized measure of discounted future net cash flows does not purport to present the fair market value of the Company's proved reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

                                                                      SCHEDULE I


                          GARNET RESOURCES CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS


                                                                                 DECEMBER 31,
                                                                 -----------------------------------------
      ASSETS                                                        1995                          1994
      ------                                                     -----------                   -----------
CURRENT ASSETS:
 Cash                                                            $ 1,088,683                   $ 6,879,320
 Accounts receivable                                               1,986,660                     4,427,287
 Prepaid expenses                                                     26,100                        16,369
                                                                 -----------                   -----------

  Total current assets                                             3,101,443                    11,322,976
                                                                 -----------                   -----------

INVESTMENTS IN AND ADVANCES
TO SUBSIDIARIES                                                   34,079,600                    28,414,582
                                                                 -----------                   -----------

PROPERTY AND EQUIPMENT, at cost:
 Oil and gas properties (full-cost method)-
 Unproved (excluded from amortization)                                     -                       671,764
  Other                                                               63,918                        69,568
                                                                 -----------                   -----------

                                                                      63,918                       741,332
  Less - Accumulated depreciation                                    (47,064)                      (53,690)
                                                                 -----------                   -----------

                                                                      16,854                       687,642
                                                                 -----------                   -----------

OTHER ASSETS                                                         459,062                       614,063
                                                                 -----------                   -----------

                                                                 $37,656,959                   $41,039,263
                                                                 ===========                   ===========

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.

                                                                      SCHEDULE I


                          GARNET RESOURCES CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                  (CONTINUED)



                                                                                  DECEMBER 31,
                                                                  ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1995                        1994
------------------------------------                              -----------                  -----------
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                         $   325,978                  $   249,011
                                                                  -----------                  -----------

LONG-TERM DEBT                                                     15,000,000                   15,000,000
                                                                  -----------                  -----------

OTHER LONG-TERM LIABILITIES                                            64,176                            -
                                                                  -----------                  -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    20,000,000 shares authorized, 11,492,162
    shares issued and outstanding as of
    December 31, 1995, 11,125,537 shares issued
    and outstanding as of December 31, 1994                           114,922                      111,255
  Capital in excess of par value                                   52,491,212                   51,395,004
  Retained earnings (deficit)                                     (30,339,329)                 (25,716,007)
                                                                  -----------                  -----------

      Total stockholders' equity                                   22,266,805                   25,790,252
                                                                  -----------                  -----------

                                                                  $37,656,959                  $41,039,263
                                                                  ===========                  ===========

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.

                                                                      SCHEDULE I


                          GARNET RESOURCES CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS



                                                                         YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                              1995               1994                  1993
                                                           -----------        -----------           ----------
INTEREST INCOME                                              $ 519,630          $ 651,133             $  35,358
                                                           -----------        -----------           -----------

COSTS AND EXPENSES:
  Exploration                                                  798,263            281,588                     -
  General and administrative                                 1,953,436          1,817,112             1,930,439
  Interest                                                     819,134            951,138                46,218
  Depreciation                                                   5,874              4,771                 6,029
                                                           -----------        -----------           -----------

                                                             3,576,707          3,054,609             1,982,686
                                                           -----------        -----------           -----------

INCOME (LOSS) BEFORE EQUITY IN
  EARNINGS (LOSSES) OF SUBSIDIARIES                         (3,057,077)        (2,403,476)           (1,947,328)

EQUITY IN EARNINGS (LOSSES) OF
  SUBSIDIARIES                                              (1,566,245)        (5,022,051)           (1,499,765)
                                                           -----------        -----------           -----------

NET LOSS                                                   $(4,623,322)       $(7,425,527)          $(3,447,093)
                                                           ===========        ===========           ===========


These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.

                                                                      SCHEDULE I


                          GARNET RESOURCES CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS



                                                                         YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                               1995              1994                  1993
                                                           -----------        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(4,623,322)       $(7,425,527)          $(3,447,093)
  Equity in (earnings) losses of subsidiaries                1,566,245          5,022,051             1,499,765
  Exploration costs                                            798,263            281,588                     -
  Depreciation                                                   5,874              4,771                 6,029
  Changes in components of working capital                     159,500           (110,478)              158,436
  Other                                                        213,309            173,173                61,402
                                                           -----------        -----------           -----------

      Net cash used for operating activities                (1,880,131)        (2,054,422)           (1,721,461)
                                                           -----------        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances from
      (to) subsidiaries                                     (6,131,388)          (720,751)            1,181,923
  Capital expenditures                                        (132,902)          (528,781)              (11,442)
  Loans to Argosy Energy International                               -         (4,390,000)           (3,750,000)
  Loans repaid by Argosy Energy International                2,353,784          3,853,512                     -
                                                           -----------        -----------           -----------

      Net cash used for investing activities                (3,910,506)        (1,786,020)           (2,579,519)
                                                           -----------        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                     -                  -            15,000,000
  Proceeds from issuances of common stock                            -                  -                 7,500
  Costs of debt issuance                                             -            (38,799)             (731,716)
                                                           -----------        -----------           -----------

      Net cash provided by (used for)
      financing activities                                           -            (38,799)           14,275,784
                                                           -----------        -----------           -----------

NET INCREASE (DECREASE) IN CASH                             (5,790,637)        (3,879,241)            9,974,804

CASH AT BEGINNING OF PERIOD                                  6,879,320         10,758,561               783,757
                                                           -----------        -----------           -----------

CASH AT END OF PERIOD                                      $ 1,088,683        $ 6,879,320           $10,758,561
                                                           ===========        ===========           ===========

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.