Form 10-Q
period 1996-03-31
GARNET RESOURCES CORP /DE/
filed 1996-05-15
CIK 820084

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission file number 0-16621

                          GARNET RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         74-2421851
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                         Identification No.)

11011 RICHMOND, SUITE 650, HOUSTON, TEXAS                       77042-6720
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code  (713) 783-0010


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

As of May 15, 1996, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

      GARNET RESOURCES CORPORATION (THE "REGISTRANT" OR THE "COMPANY")



                                   I N D E X


PART I  -    FINANCIAL INFORMATION                                    PAGE
- - ------                                                                ----
         Item 1. Financial Statements

                   Consolidated Balance Sheets -
                    March 31, 1996 (unaudited)
                    and December 31, 1995                               3-4

                   Consolidated Statements of
                    Operations for the Three Months
                    Ended March 31, 1996 and 1995
                    (unaudited)                                           5

                   Condensed Consolidated Statements of
                    Cash Flows for the Three Months Ended
                    March 31, 1996 and 1995 (unaudited)                   6

                   Notes to Condensed Consolidated Financial
                    Statements-March 31, 1996 (unaudited)               7-11


         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       12-14


PART II  -   OTHER INFORMATION
- - -------

         Item 6. Exhibits and Reports on Form 8-K                     14-15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31,        DECEMBER 31,
ASSETS                                              1996               1995
- - ------                                           ------------      ------------
                                                 (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents               $  5,100,294      $  5,713,191
         Accounts receivable                        2,759,306         2,302,712
         Inventories                                1,059,923           986,532
         Prepaid expenses                             234,484           249,454
                                                 ------------      ------------

                 Total current assets               9,154,007         9,251,889
                                                 ------------      ------------

NET ASSETS HELD FOR DISPOSITION                       399,501           403,941
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties
          (full-cost method)-
           Proved                                  48,783,325        46,044,011
           Unproved (excluded from
            amortization)                           3,628,421         4,598,001
                                                 ------------      ------------

                                                   52,411,746        50,642,012

         Other equipment                              137,443           137,343
                                                 ------------      ------------

                                                   52,549,189        50,779,355
         Less - Accumulated depreciation,
          depletion and amortization              (12,995,769)      (11,384,135)
                                                 ------------      ------------

                                                   39,553,420        39,395,220
                                                 ------------      ------------

OTHER ASSETS                                          842,358           907,978
                                                 ------------      ------------

                                                 $ 49,949,286      $ 49,959,028
                                                 ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  Continued




                                                      MARCH 31,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1996              1995
                                                    ------------      ------------
                                                    (unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt               $  3,995,063      $  4,043,758
    Accounts payable and accrued
     liabilities                                       2,819,213         2,418,270
                                                    ------------      ------------

         Total current liabilities                     6,814,276         6,462,028
                                                    ------------      ------------

LONG-TERM DEBT, net of current portion                20,151,120        20,151,120
                                                    ------------      ------------

DEFERRED INCOME TAXES                                    737,006           640,919
                                                    ------------      ------------

OTHER LONG-TERM LIABILITIES                              401,545           438,156
                                                    ------------      ------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 20,000,000
         shares authorized, 11,492,162 shares
         issued and outstanding as of March 31,
         1996 and December 31, 1995                      114,922           114,922
    Capital in excess of par value                    52,491,212        52,491,212
    Retained earnings (deficit)                      (30,760,795)      (30,339,329)
                                                    ------------      ------------

         Total stockholders' equity                   21,845,339        22,266,805
                                                    ------------      ------------

                                                    $ 49,949,286      $ 49,959,028
                                                    ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                              ---------------------------------
                                                 1996                  1995
                                              ------------         ------------
REVENUES:
    Oil sales                                 $  2,897,089         $  1,638,947
    Interest                                        70,688               97,706
                                              ------------         ------------
                                                 2,967,777            1,736,653
                                              ------------         ------------
COSTS AND EXPENSES:
    Production                                     868,055              815,398
    Exploration                                       --                 16,204
    General and
     administrative                                154,680              387,523
    Interest                                       545,305              367,716
    Depreciation, depletion
     and amortization                            1,607,303              746,622
    Foreign currency
     translation gain                              (95,272)            (182,239)
                                              ------------         ------------
                                                 3,080,071            2,151,224
                                              ------------         ------------
INCOME (LOSS) BEFORE
    INCOME TAXES                                  (112,294)            (414,571)

PROVISION FOR
 INCOME TAXES                                      309,172              101,285
                                              ------------         ------------

NET LOSS                                      $   (421,466)        $   (515,856)
                                              ============         ============

NET LOSS PER SHARE                            $       (.04)        $       (.05)
                                              ============         ============

WEIGHTED AVERAGE
SHARES OUTSTANDING                              11,492,162           11,186,641
                                              ============         ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
                                                              1996            1995
                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $  (421,466)     $  (515,856)
    Exploration costs                                            --             16,204
    Depreciation, depletion and amortization                1,607,303          746,622
    Deferred income taxes                                      96,087             --
    Changes in components of working capital                 (748,144)        (990,666)
    Other                                                      25,659           54,153
                                                          -----------      -----------

         Net cash provided by (used for)
            operating activities                              559,439         (689,543)
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (916,615)      (3,406,500)
    Increase in joint venture and contractor advances        (223,577)        (135,846)
    Acquisition of interests in Argosy Energy
          International, net of cash acquired                    --            (92,621)
    Other                                                      33,741          (32,727)
                                                          -----------      -----------

         Net cash used for investing activities            (1,106,451)      (3,667,694)
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of debt                                        (48,695)         (15,378)
    Costs of debt issuances                                   (17,190)            --
                                                          -----------      -----------

         Net cash used for financing activities               (65,885)         (15,378)
                                                          -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (612,897)      (4,372,615)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                    5,713,191        7,990,605
                                                          -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 5,100,294      $ 3,617,990
                                                          ===========      ===========

Supplemental disclosures of cash flow information:

 Cash paid for -
    Interest, net of amounts capitalized                  $   468,994      $   334,647
    Income taxes                                              164,353          169,635


The accompanying notes are an integral part of these condensed consolidated financial statements.

                GARNET RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                             --------------------
                                 (Unaudited)


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

(2)  COLOMBIAN OPERATIONS-

         Through its ownership of interests in Argosy Energy International, a Utah limited partnership ("Argosy"), the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and its joint venture partner to explore for oil and gas on approximately 86,000 acres located in the Putumayo Region of Colombia (the "Santana Block"), and provides for a 10-year exploration period expiring in 1997, subject to a requirement for additional partial relinquishments in 1997, and for a production period expiring in 2015. Argosy and its joint venture partner also have two association contracts (the "Fragua Contract" and the "Yuruyaco Contract") with Ecopetrol. The Fragua Contract covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), while the Yuruyaco Contract covers an area of approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"). The 10-year exploration periods provided by the Fragua Contract and the Yuruyaco Contract will expire in 2002 and 2005, respectively, and the 28-year contract terms will expire in 2020 and 2023, respectively. Argosy and its joint venture partner also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol. Argosy and its joint venture partner have notified Ecopetrol that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates have made continued operation economically unattractive.

          Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract, the Fragua Contract and the Yuruyaco Contract provide that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of successful exploratory wells in the field. When accumulated oil production from the Santana Contract exceeds seven million barrels, Ecopetrol will continue to bear 50% of development costs, but its interest in production revenues and operating costs will increase to 65%. If a commercial field on the Fragua Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will increase in 5% increments from 50% to 70% as accumulated production from the field increases in 30 million barrel increments from 60 million barrels to 150 million barrels. If a commercial field on the Yuruyaco Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will range from 50% to 75%, based on annual measurements of profitability as defined in the Yuruyaco Contract. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Fragua Block and the Yuruyaco Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. In the event a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy.

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

(3)  LONG-TERM DEBT-

       Long-term debt at March 31, 1996 and December 31, 1995 consisted of the following:

                                                          1996              1995
                                                      ------------      ------------
       9 1/2% convertible subordinated debentures     $ 15,000,000      $ 15,000,000
       Notes payable by Argosy to a U.S. bank            9,113,520         9,113,520
       Note payable by Argosy to a Colombian bank           32,663            81,359
                                                      ------------      ------------

                                                        24,146,183        24,194,879
       Less - Current portion                           (3,995,063)       (4,043,758)
                                                      ------------      ------------

                                                      $ 20,151,120      $ 20,151,120
                                                      ============      ============

         In 1993 Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. As of March 31, 1996, Garnet was not in compliance with the minimum net worth required by the Debentures. The Debenture holders previously waived compliance with this requirement through January 10, 1997. In May 1996 Garnet and the Debenture holders agreed to extend the waiver through July 1, 1997 subject to the termination of such waiver on October 31, 1996 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of (i) the number of net barrels of proved oil reserves as of September 30, 1996 plus (ii) the number of net barrels of oil produced during the period from April 1, 1996 through September 30, 1996 is greater than 4.5 to 1. Such ratio was 4.2 to 1 as of March 31, 1996.

         In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy. The loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company plans to use these funds to drill development wells and complete the construction of its production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at March 31, 1996 was 5 15/16%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed.

         In 1993 Argosy received a loan from a Colombian bank, which is secured by receivables from Ecopetrol for well costs allocable to Ecopetrol but paid by Argosy. The loan bears interest at U.S. prime plus 2%, and is repaid in varying amounts from Ecopetrol's share of production from the wells. The interest rate at March 31, 1996 was 8 1/4%.

(4) STOCK OPTION PLANS-

         Garnet and a predecessor entity have adopted stock option plans (the "Employees' Plans") pursuant to which an aggregate of 1,483,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to officers, employees, and certain other persons or entities who perform substantial services for or on behalf of Garnet or its subsidiaries.

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

         In addition, Garnet has adopted the 1990 Directors' Stock Option Plan (the "Directors' Plan") pursuant to which an aggregate of 395,000 shares of Garnet's common stock were issuable as of March 31, 1996 upon exercise of options granted thereunder to directors who are not employees of the Company. As the Directors' Plan expired in accordance with its terms on March 8, 1996, no further options may be issued thereunder.

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

         The following is a summary of stock option activity in connection with the Employees' Plans and the Directors' Plan:

                                               Shares        Price Range
                                              ---------      ------------
Options outstanding at December 31, 1993      1,229,500      $2.50-$13.83
Options granted                                 140,000          4.05
                                              ---------      ------------

Options outstanding at December 31, 1994      1,369,500       2.50-13.83

Options granted                                 618,000       2.50-2.87
Options expired                                (658,398)      2.50-13.83
                                              ---------      ------------

Options outstanding at December 31, 1995      1,329,102       2.50-13.83

Options granted                                 480,000          1.19
Options cancelled                              (336,102)      4.00-11.75
                                              ---------      ------------

Options outstanding at March 31, 1996         1,473,000      $1.19-$13.83
                                              =========      ============

      As of March 31, 1996, options for 1,020,616 shares were exercisable.

(5)  INCOME TAXES-

         The provisions for income taxes relate to the Colombian activities of Argosy. No United States deferred taxes were provided because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset which the Company has determined is not presently realizable.

           As of December 31, 1995, the Company had a regular tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $26,400,000 and $26,000,000 respectively. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

(6)  ACQUISITION OF RGO ENERGY INC. AND RGO PARTNERS, LTD.-

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Since December 31, 1995, the Company has expended approximately $1,000,000 for the acquisition, exploration and development of its oil and gas properties. Such expenditures include approximately $900,000 for exploration and development activities on the Santana Block in Colombia, and approximately $200,000 for exploration and related costs in Papua New Guinea.

         Funding for these activities was provided primarily by cash flow from operations and by available cash balances. Other than the OPIC guaranty, the Company has no significant lines of credit.

         Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the first eight years of the Santana Contract, resulting in the discovery of four oil fields. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1996 and 1997. The Company plans to perform additional seismic work on the Santana Block during 1996, with estimated total costs to the Company of $600,000. The seismic programs required during the first two years of the Fragua Contract have also been completed. An additional seismic survey is planned for 1996, for which the Company's share of the costs is estimated to be $150,000. The Company also plans to conduct a seismic program on the Yuruyaco Block in 1996, for which its share of the costs is estimated to be $300,000.

         The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared commercial by Ecopetrol in 1993. Production from the four fields is presently approximately 9,000 barrels of oil per day. The Company's share of such production is 21.8%; it also receives an additional 21.8% of the production from certain wells until it recovers the drilling and completion costs for those wells allocable to Ecopetrol but paid by the Company.

         As of March 31, 1996, the Company was completing the construction of production facilities for the Mary and Miraflor fields, for which the Company's share of the remaining costs is expected to be approximately $350,000. The Company also plans to drill at least four additional development wells in the Toroyaco and Linda fields in 1996 and 1997. The Company's share of the costs of drilling and completing each of the wells in these fields is expected to range from $850,000 to $1,050,000.

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

         It is anticipated that the Company's foreign exploration and development activities will require substantial amounts of capital. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital, cash flow from production in Colombia, and cash proceeds expected to be received from the sale of assets held for disposition, although there can be no assurance that any of such assets can be sold on terms acceptable to the Company. In 1995 the Company also identified and implemented more than $1.5 million in annual reductions of U.S. and Colombian general and administrative expenses and production costs. The Company may also consider entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. As of March 31, 1996, Garnet was not in compliance with the minimum net worth covenant required by the Debentures. The Debenture holders previously waived compliance with this requirement through January 10, 1997. In May 1996 Garnet and the Debenture holders agreed to extend the waiver through July 1, 1997 subject to the termination of such waiver on October 31, 1996 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of (i) the number of net barrels of proved oil reserves as of September 30, 1996 plus (ii) the number of net barrels of oil produced during the period from April 1, 1996 through September 30, 1996 is greater than 4.5 to 1. Such ratio was 4.2 to 1 as of March 31, 1996. If Garnet is unable to increase its net worth to the minimum required by July 1, 1997 (or by October 31, 1996 if the waiver is terminated as a result of the failure to maintain the aforementioned ratio), it will be necessary to extend the waiver or renegotiate the terms of the debt.

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

RESULTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1996
                    COMPARED WITH THE SAME PERIOD IN 1995

         The Company reported net losses of $421,466 ($.04 per share) and $515,856 ($.05 per share) for the three months ended March 31, 1996 and 1995, respectively.

         Increases in 1996 in oil and gas revenues, production costs and depreciation, depletion and amortization primarily reflect higher oil prices and production from new wells and fracture stimulation treatments on existing wells in Colombia. Production costs per barrel decreased because of higher production volumes and the effect of the Company's cost reduction program implemented in the third quarter of 1995. The Company's comparative average daily sales volumes in barrels of oil per day ("BOPD"), average sales prices and costs per barrel in Colombia for such periods were as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       1996         1995
                                                      ------       -------
         Average oil sales (BOPD)                        1,786       1,151
         Average oil price per barrel                 $  17.83     $ 15.82
         Production costs per barrel                  $   5.34     $  7.87
         Depreciation, depletion and
          amortization per barrel                     $   9.87     $  7.18

         General and administrative expenses decreased as a result of the aforementioned cost reduction program. The increase in 1996 in interest expense, net of amounts capitalized, is attributable primarily to the OPIC-guaranteed loan received in October 1995. The provision for income taxes, all of which relates to Colombian operations, was higher because of (i) increases in the Colombian presumptive income tax resulting from a higher tax rate effective January 1, 1996 and ongoing capital expenditures related to productive assets, and (ii) a deferred tax provision recorded in 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (A)  EXHIBITS

ITEM                                                              EXHIBIT
 NO.                             ITEM TITLE                         NO.
- - ----        ----------------------------------------------------  -------
 (2)        Plan of acquisition, reorganization,
            arrangement, liquidation or succession:
            Not Applicable

 (3)        Articles of Incorporation and By-Laws:
            Not Applicable

 (4)        Instruments defining the rights of
            security holders, including indentures:
            Not Applicable

(10)        Material contracts:

            (A)      Operating Agrement for the Yuruyaco
                     Area dated as of November 7, 1995 by
                     and between Argosy Energy International
                     and Neo Energy, Inc.                        10(A)

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

   (99)        Additional Exhibits:  Not Applicable


        (B)  REPORTS ON FORM 8-K

             No Reports on Form 8-K were filed by Registrant during the three months ended March 31, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GARNET RESOURCES CORPORATION



Date:   May 15, 1996                    /s/ W. Kirk Bosche'
                                        ----------------------------
                                        W. Kirk Bosche',
                                        Vice President and Treasurer
                                        (As both a duly authorized
                                        officer of Registrant and as
                                        principal financial officer
                                        of Registrant)

                                 EXHIBIT INDEX

ITEM                                                              EXHIBIT
 NO.                             ITEM TITLE                         NO.
- - ----        ----------------------------------------------------  -------
 (2)        Plan of acquisition, reorganization,
            arrangement, liquidation or succession:
            Not Applicable

 (3)        Articles of Incorporation and By-Laws:
            Not Applicable

 (4)        Instruments defining the rights of
            security holders, including indentures:
            Not Applicable

(10)        Material contracts:

            (A)      Operating Agrement for the Yuruyaco
                     Area dated as of November 7, 1995 by
                     and between Argosy Energy International
                     and Neo Energy, Inc.                        10(A)

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