Form 10-Q
period 1996-06-30
GARNET RESOURCES CORP /DE/
filed 1996-08-12
CIK 820084

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


As of August 12, 1996, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

        GARNET RESOURCES CORPORATION (THE "REGISTRANT" OR THE "COMPANY")


                                   I N D E X



PART I  -    FINANCIAL INFORMATION                                                   PAGE
- ------                                                                               ----
         Item 1. Financial Statements

                 Consolidated Balance Sheets -
                 June 30, 1996 (unaudited)
                 and December 31, 1995                                              3-4

                 Consolidated Statements of
                 Operations for the Three Months and
                 Six Months Ended June 30, 1996 and 1995
                 (unaudited)                                                          5

                 Condensed Consolidated Statements of
                 Cash Flows for the Six Months Ended
                 June 30, 1996 and 1995 (unaudited)                                   6

                 Notes to Condensed Consolidated Financial
                 Statements- June 30, 1996 (unaudited)                             7-12


         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                     12-14


PART II  -  OTHER INFORMATION
- -------

         Item 6. Exhibits and Reports on Form 8-K                                 15-16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       JUNE 30,               DECEMBER 31,
         ASSETS                                                         1996                     1995
         ------                                                     -----------              ------------
                                                                     (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                  $ 4,277,345              $  5,713,191
         Accounts receivable                                          2,904,138                 2,302,712
         Inventories                                                  1,360,601                   986,532
         Prepaid expenses                                               180,732                   249,454
                                                                    -----------              ------------

                 Total current assets                                 8,722,816                 9,251,889
                                                                    -----------              ------------

NET ASSETS HELD FOR DISPOSITION                                           -                       403,941
                                                                    -----------              ------------

PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties
          (full-cost method)-
           Proved                                                    49,852,632                46,044,011
           Unproved (excluded from
           amortization)                                              3,640,279                 4,598,001
                                                                    -----------              ------------
                                                                     53,492,911                50,642,012
         Other equipment                                                144,351                   137,343
                                                                    -----------              ------------

                                                                     53,637,262                50,779,355
         Less - Accumulated depreciation,
          depletion and amortization                                (14,944,743)              (11,384,135)
                                                                    -----------              ------------

                                                                     38,692,519                39,395,220
                                                                    -----------              ------------

OTHER ASSETS                                                            785,704                   907,978
                                                                    -----------              ------------

                                                                    $48,201,039               $49,959,028
                                                                    ===========               ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 Continued



                                                                       JUNE 30,                 DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1996                       1995
                                                                     ------------              -------------
                                                                      (unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                               $ 3,363,117               $  4,043,758
    Accounts payable and accrued
     liabilities                                                      2,162,670                  2,418,270
                                                                    -----------               ------------

         Total current liabilities                                    5,525,787                  6,462,028
                                                                    -----------               ------------

LONG-TERM DEBT, net of current portion                               20,269,992                 20,151,120
                                                                    -----------               ------------

DEFERRED INCOME TAXES                                                   835,076                    640,919
                                                                    -----------               ------------

OTHER LONG-TERM LIABILITIES                                             372,029                    438,156
                                                                    -----------               ------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 20,000,000
         shares authorized, 11,492,162 shares
         issued and outstanding as of June 30,
         1996 and December 31, 1995                                     114,922                    114,922
    Capital in excess of par value                                   52,491,212                 52,491,212
    Retained earnings (deficit)                                     (31,407,979)               (30,339,329)
                                                                    -----------                -----------

         Total stockholders' equity                                  21,198,155                 22,266,805
                                                                    -----------                -----------

                                                                    $48,201,039                $49,959,028
                                                                    ===========                ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30,                              JUNE 30,
                                                1996          1995                 1996            1995
                                           ------------    ----------           ---------      -----------
REVENUES:
    Oil sales                              $ 3,288,288    $ 2,569,194         $ 6,185,377      $ 4,208,141
    Interest                                    63,811         57,842             134,499          155,548
                                           -----------    -----------         -----------      -----------
                                             3,352,099      2,627,036           6,319,876        4,363,689
                                           -----------    -----------         -----------      -----------
COSTS AND EXPENSES:
    Production                                 964,360        883,029           1,832,415        1,698,427
    Exploration                                  5,258           -                  5,258           16,204
    Loss on net assets held
     for disposition                            46,777           -                 46,777             -
    General and
     administrative                            186,993        565,258             341,673          952,781
    Interest                                   545,343        315,705           1,090,648          683,421
    Depreciation, depletion
     and amortization                        1,949,174      1,363,522           3,556,477        2,110,144
    Foreign currency
     translation gain                          (30,161)      (328,461)           (125,433)        (510,700)
                                           -----------    -----------         -----------      -----------

                                             3,667,744      2,799,053           6,747,815        4,950,277
                                           -----------    -----------         -----------      -----------

INCOME (LOSS) BEFORE
    INCOME TAXES                              (315,645)      (172,017)           (427,939)        (586,588)

PROVISION FOR
 INCOME TAXES                                  331,539        308,093             640,711          409,378
                                           -----------    -----------         -----------      -----------


NET LOSS                                   $  (647,184)   $  (480,110)        $(1,068,650)     $  (995,966)
                                           ===========    ===========         ===========      ===========

NET LOSS PER SHARE                         $      (.06)   $      (.04)        $      (.09)     $      (.09)
                                           ===========    ===========         ===========      ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING                          11,492,162     11,492,162          11,492,162       11,340,245
                                           ===========    ===========         ===========      ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                     --------------------------------------
                                                                         1996                      1995
                                                                     -----------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(1,068,650)              $  (995,966)
    Exploration costs                                                     5,258                    16,204
    Loss on net assets held for disposition                              46,777                       -
    Depreciation, depletion and amortization                          3,556,477                 2,110,144
    Deferred income taxes                                               194,157                   235,763
    Changes in components of working capital                           (959,641)               (1,569,781)
    Other                                                               115,530                   240,932
                                                                    -----------               -----------

         Net cash provided by operating activities                    1,889,908                    37,296
                                                                    -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (2,623,801)               (5,117,048)
    Proceeds from asset dispositions                                    287,395                      -
    (Increase) decrease in joint venture
      and contractor advances                                          (501,215)                  902,191
    Acquisition of interests in Argosy Energy
          International, net of cash acquired                             -                       (92,621)
    Other                                                                91,896                   (13,117)
                                                                    -----------               -----------

         Net cash used for investing activities                      (2,745,725)               (4,320,595)
                                                                    -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of debt                                                 (561,769)                  (90,475)
    Costs of debt issuances                                             (18,260)                  (51,775)
                                                                    -----------               -----------

         Net cash used for financing activities                        (580,029)                 (142,250)
                                                                    -----------               -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,435,846)               (4,425,549)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                              5,713,191                 7,990,605
                                                                    -----------               -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 4,277,345               $ 3,565,056
                                                                    ===========               ===========

Supplemental disclosures of cash flow information:

 Cash paid for -
    Interest, net of amounts capitalized                            $   949,084               $   643,165
    Income taxes                                                        327,932                   389,754


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)


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


(2)  COLOMBIAN OPERATIONS-

         Through its ownership of interests in Argosy Energy International, a Utah limited partnership ("Argosy"), the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and its joint venture partner to explore for oil and gas on approximately 86,000 acres located in the Putumayo Region of Colombia (the "Santana Block"), and provides for a 10-year exploration period expiring in 1997, subject to a requirement for additional partial relinquishments in 1997, and for a production period expiring in 2015. Argosy and its joint venture partner also have two association contracts (the "Fragua Contract" and the "Yuruyaco Contract") with Ecopetrol. The Fragua Contract covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), while the Yuruyaco Contract covers an area of approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"). The 10-year exploration periods provided by the Fragua Contract and the Yuruyaco Contract will expire in 2002 and 2005, respectively, and the 28-year contract terms will expire in 2020 and 2023, respectively. Argosy and its joint venture partner also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol. Argosy and its joint venture partner have notified Ecopetrol that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates have made continued operation of the wells economically unattractive.

          Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract, the Fragua Contract and the Yuruyaco Contract provide that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of successful exploratory wells in the field. After June 1996, when accumulated oil production from the Santana Contract exceeded seven million barrels, Ecopetrol will continue to bear 50% of development costs, but its interest in production revenues and operating costs applicable to wells on the Santana Block increased to 65%. If a commercial field on the Fragua Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will increase in 5% increments from 50% to 70% as accumulated production from the field increases in 30 million barrel increments from 60 million barrels to 150 million barrels. If a commercial field on the Yuruyaco Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will range from 50% to 75%, based on annual measurements of profitability as defined in the Yuruyaco Contract. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Fragua Block and the Yuruyaco Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. In the event a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy.

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

         The Company's resulting net participation in revenues and costs for the Santana Contract, the Fragua Contract and the Yuruyaco Contract are as follows:


                                                 PRODUCTION      OPERATING       EXPLORATION      DEVELOPMENT
                                                 REVENUES         COSTS            COSTS            COSTS
                                                ----------       --------        -----------      ----------
Santana Contract:
  Before seven million barrels
   of accumulated production                     21.8%            27.2%             38.1%           27.2%
  After seven million barrels
   of accumulated production                     15.3%            19.1%             38.1%           27.2%

Fragua Contract:
  Before 60 million barrels
   of accumulated production                     21.8%            27.3%             54.6%           27.3%
  After 150 million barrels
   of accumulated production                     13.1%            16.4%             54.6%           27.3%

Yuruyaco Contract:
  Before 60 million barrels
   of accumulated production                     22.0%            27.5%             55.0%           27.5%
  After 60 million barrels of
   accumulated production at
   maximum profitability                         11.0%            13.8%             55.0%           27.5%


         The joint venture has completed its seismic acquisition and drilling obligations for the first nine years of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1996 and 1997. The joint venture has also completed its seismic obligations for the first two years of the Fragua Contract, but no wells have yet been drilled on the Fragua Block.

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

(3)  LONG-TERM DEBT-


       Long-term debt at June 30, 1996 and December 31, 1995 consisted of the following:

                                                                    1996                    1995
                                                                -----------             -----------
       9 1/2% convertible subordinated debentures               $15,000,000             $15,000,000
       Notes payable by Argosy to a U.S. bank                     8,618,220               9,113,520
       Note payable by Argosy to a Colombian bank                    14,889                  81,359
                                                                -----------             -----------

                                                                 23,633,109              24,194,879
       Less - Current portion                                    (3,363,117)             (4,043,758)
                                                                -----------             -----------

                                                                $20,269,992             $20,151,120
                                                                ===========             ===========

         In 1993 Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. As of June 30, 1996, Garnet was not in compliance with the minimum net worth required by the Debentures. The Company has classified the Debentures as long-term debt in the accompanying consolidated balance sheets because the Debenture holders have waived compliance with this requirement through July 1, 1997 subject to the termination of such waiver on October 31, 1996 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of (i) the number of net barrels of proved oil reserves as of September 30, 1996 plus (ii) the number of net barrels of oil produced during the period from April 1,1996 through September 30, 1996 is greater than 4.5 to 1. Such ratio was 4.2 to 1 as of June 30, 1996.

         In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy. The loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company plans to use these funds to drill development wells and complete the construction of its production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners, including the Company, prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at June 30, 1996 was 5 7/8%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed.

         In 1993 Argosy received a loan from a Colombian bank, which is secured by receivables from Ecopetrol for well costs allocable to Ecopetrol but paid by Argosy. The loan bears interest at U.S. prime plus 2%, and is repaid in varying amounts from Ecopetrol's share of production from the wells. The interest rate at June 30, 1996 was 10 1/4%.

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

         In addition, Garnet has adopted the 1990 Directors' Stock Option Plan (the "Directors' Plan") pursuant to which an aggregate of 350,000 shares of Garnet's common stock were issuable as of June 30, 1996 upon exercise of options granted thereunder to directors who are not employees of the Company. As the Directors' Plan expired in accordance with its terms on March 8, 1996, no further options may be issued thereunder.

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

Non-incentive options issued to directors and other eligible participants generally are fully exercisable on and after the date of grant.

         The following is a summary of stock option activity in connection with the Employees' Plans and the Directors' Plan:

                                                                             Shares           Price Range
                                                                             ---------        ------------
Options outstanding at December 31, 1993                                     1,229,500        $2.50-$13.83
Options granted                                                                140,000            4.05
                                                                             ---------        ------------

Options outstanding at December 31, 1994                                     1,369,500         2.50- 13.83

Options granted                                                                618,000         2.50-  2.87
Options expired                                                               (658,398)        2.50- 13.83
                                                                             ---------        ------------

Options outstanding at December 31, 1995                                     1,329,102         2.50- 13.83

Options granted                                                                480,000                1.19
Options cancelled                                                             (336,102)        4.00- 11.75
Options expired                                                                (45,000)        2.87-  4.05
                                                                             ---------        ------------

Options outstanding at June 30, 1996                                         1,428,000        $1.19-$13.83
                                                                             =========        ============

         As of June 30, 1996, options for 975,614 shares were exercisable.

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

(6)  ACQUISITION OF RGO ENERGY INC. AND RGO PARTNERS, LTD.-

         In 1991, in transactions accounted for as purchases, Garnet acquired RGO Energy Inc. and RGO Partners, Ltd., two privately-owned entities (referred to collectively herein as "the RGO Entities"). At the date of acquisition, approximately 60% of the assets of the RGO Entities was comprised of cash, with the balance being primarily working, royalty and mineral interests in producing and undeveloped oil and gas properties in the United States. All of the working, royalty and mineral interests acquired in the mergers were sold in 1993 and 1996. Because management intended to sell such assets when the market conditions were suitable, these assets are reflected as "Net assets held for disposition" in the accompanying consolidated balance sheet as of December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Since December 31, 1995, the Company has expended approximately $2,400,000 for the acquisition, exploration and development of its oil and gas properties. Such expenditures include approximately $2,200,000 for exploration and development activities on the Santana Block in Colombia, and approximately $200,000 for exploration and related costs in Papua New Guinea.

         Funding for these activities was provided primarily by cash flow from operations and by available cash balances. The Company has no significant lines of credit.

         Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the first nine years of the Santana Contract, resulting in the discovery of four oil fields. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol in 1996 and 1997. The Company plans to perform additional seismic work on the Santana Block during 1996, with estimated total costs to the Company of $600,000. The seismic programs required during the first two years of the Fragua Contract have also been completed. An additional seismic survey is planned for 1996, for which the Company's share of the costs is estimated to be $150,000. The Company also plans to conduct a seismic program on the Yuruyaco Block in 1996, for which its share of the costs is estimated to be $300,000.

         The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared commercial by Ecopetrol in 1993. Production from the four fields is presently approximately 10,000 barrels of oil per day. Through June 1996, the Company's share of such production was 21.8%; it also received an additional 21.8% of the production from certain wells until the drilling and completion costs for those wells allocable to Ecopetrol but paid by the Company have been recovered. After June 1996, when accumulated production from the Santana Block exceeded seven million barrels of oil, the Company's share of production decreased to 15.3% and the percentage of production applicable to the Ecopetrol recovery increased to 28.3%. The Company plans to drill at least four additional development wells in the Toroyaco and Linda fields in 1996 and 1997, the first of which was in progress as of June 30, 1996. The Company's share of the costs of drilling and completing each of the wells in these fields is expected to range from $850,000 to $1,050,000.

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

         It is anticipated that the Company's foreign exploration and development activities will require substantial amounts of capital. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital and cash flow from production in Colombia. In 1995 the Company also identified and implemented more than $1.5 million in annual reductions of U.S. and Colombian general and administrative expenses and production costs. The Company may also consider entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties.

         The working capital of the Company was approximately $5,360,000 as of June 30, 1996. The Company's working capital has been reduced to reflect approximately $3,340,000 in principal payments presently due on the OPIC-guaranteed debt in 1996 and 1997. Because the principal amortization schedule is based on projected cash flows from developed oil reserves, the Company hopes to reschedule such payments to later years as development activities are conducted on the Santana Block. However, if the Company is unable to reschedule such payments because of the timing of development drilling, changes in oil prices, or other reasons, it may be necessary for the Company to alter its planned exploration and development activities or take other measures to improve its liquidity. As of June 30, 1996, Garnet was not in compliance with the minimum net worth covenant required by the Debentures. The Debenture holders have waived compliance with this requirement through July 1, 1997 subject to the termination of such waiver on October 31, 1996 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of
(i) the number of net barrels of proved oil reserves as of September 30, 1996 plus (ii) the number of net barrels of oil produced during the period from
April 1, 1996 through September 30, 1996 is greater than 4.5 to 1.   Such ratio
was 4.2 to 1 as of June 30, 1996.   If Garnet is unable to increase its net
worth to the minimum required by July 1, 1997 (or by October 31, 1996 if the waiver is terminated as a result of the failure to maintain the aforementioned ratio), it will be necessary to extend the waiver or renegotiate the terms of the debt.

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


RESULTS OF OPERATIONS


                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996
                   COMPARED WITH THE SAME PERIODS IN 1995

         The Company reported net losses of $647,184 ($.06 per share) and $480,110 ($.04 per share) for the three months ended June 30, 1996 and 1995, respectively, and $1,068,650 ($.09 per share) and $995,966 ($.09 per share) for the six months ended June 30, 1996 and 1995, respectively.

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

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                          1996         1995           1996      1995
                                                         ------       -----          -----    ------
         Average oil sales (BOPD)                         1,786        1,663         1,786     1,408
         Average oil price per barrel                    $20.23       $16.98        $19.03    $16.51
         Production costs per barrel                     $ 5.93       $ 5.84        $ 5.64    $ 6.66
         Depreciation, depletion and
          amortization per barrel                        $11.97       $ 8.99        $10.92    $ 8.26

         General and administrative expenses decreased as a result of the aforementioned cost reduction program, as well as charges incurred in 1995 in connection with management changes. The increase in 1996 in interest expense, net of amounts capitalized, is attributable primarily to the OPIC-guaranteed loan received in October 1995, and decreases in costs attributable to assets eligible for interest capitalization. The provision for income taxes, all of which relates to Colombian operations, was higher because of increases in the Colombian presumptive income tax resulting from a higher tax rate effective January 1, 1996 and ongoing capital expenditures related to productive assets.

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

             (99)        Additional Exhibits:  Not Applicable

        (b)  REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed by Registrant during the three months ended June 30, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GARNET RESOURCES CORPORATION



Date:   August 12, 1996                          /s/ W. Kirk Bosche'
                                                 ----------------------------
                                                 W. Kirk Bosche',
                                                 Vice President and Treasurer
                                                 (As both a duly authorized
                                                 officer of Registrant and as
                                                 principal financial officer
                                                 of Registrant)

                               INDEX TO EXHIBITS



EXHIBIT
  NO.                          DESCRIPTION
- -------             ------------------------------------

 27                     Financial Data Schedule