Form 10-Q
period 1996-09-30
GARNET RESOURCES CORP /DE/
filed 1996-11-14
CIK 820084

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

As of November 14, 1996, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

        GARNET RESOURCES CORPORATION (THE "REGISTRANT" OR THE "COMPANY")


                                   I N D E X


PART I  -    FINANCIAL INFORMATION                                                   PAGE
                                                                                     ----

         Item 1. Financial Statements

                   Consolidated Balance Sheets -
                    September 30, 1996 (unaudited)
                    and December 31, 1995                                              3-4

                   Consolidated Statements of
                    Operations for the Three Months and
                    Nine Months Ended September 30, 1996 and 1995
                    (unaudited)                                                          5

                   Condensed Consolidated Statements of
                    Cash Flows for the Nine Months Ended
                    September 30, 1996 and 1995 (unaudited)                              6

                   Notes to Condensed Consolidated Financial
                    Statements- September 30, 1996 (unaudited)                         7-12


         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                       12-14


PART II  -   OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                    15-16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                          SEPTEMBER 30,      DECEMBER 31,
                 ASSETS                                       1996               1995
                 ------                                   -------------     ------------
                                                           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                            $  4,938,794      $  5,713,191
     Accounts receivable                                     1,945,735         2,302,712
     Inventories                                             1,060,160           986,532
     Prepaid expenses                                          213,277           249,454
                                                          ------------      ------------

           Total current assets                              8,157,966         9,251,889
                                                          ------------      ------------
NET ASSETS HELD FOR DISPOSITION                               -                  403,941
                                                          ------------      ------------
PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties
       (full-cost method)-
           Proved                                           53,663,750        46,044,011
           Unproved (excluded from
             amortization)                                   1,067,396         4,598,001
                                                          ------------      ------------
                                                            54,731,146        50,642,012
           Other equipment                                     144,331           137,343
                                                          ------------      ------------
                                                            54,875,477        50,779,355
           Less - Accumulated depreciation,
             depletion and amortization                    (16,009,191)      (11,384,135)
                                                          ------------      ------------
                                                            38,866,286        39,395,220
                                                          ------------      ------------
OTHER ASSETS                                                   736,721           907,978
                                                          ------------      ------------
                                                          $ 47,760,973      $ 49,959,028
                                                          ============      ============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   Continued




                                                          SEPTEMBER 30,     DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                          1996             1995
                                                          ------------      ------------
                                                           (unaudited)
CURRENT LIABILITIES:
     Current portion of long-term debt                    $  3,348,228      $  4,043,758
     Accounts payable and accrued
      liabilities                                            1,903,706         2,418,270
                                                           -----------       -----------
           Total current liabilities                         5,251,934         6,462,028
                                                           -----------       -----------
LONG-TERM DEBT, net of current portion                      20,269,992        20,151,120
                                                           -----------       -----------
DEFERRED INCOME TAXES                                          918,287           640,919
                                                           -----------       -----------
OTHER LONG-TERM LIABILITIES                                    375,482           438,156
                                                           -----------       -----------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 20,000,000
       shares authorized, 11,492,162 shares
       issued and outstanding as of September 30,
       1996 and December 31, 1995                              114,922           114,922
     Capital in excess of par value                         52,491,212        52,491,212
     Retained earnings (deficit)                           (31,660,856)      (30,339,329)
                                                           -----------       -----------
           Total stockholders' equity                       20,945,278        22,266,805
                                                           -----------       -----------
                                                           $47,760,973       $49,959,028
                                                           ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                             1996             1995               1996              1995
                                         -----------       -----------       -----------       -----------
REVENUES:
     Oil sales                           $ 2,495,050       $ 2,207,800       $ 8,680,427       $ 6,415,941
     Interest                                 69,745            24,670           204,244           180,218
                                         -----------       -----------       -----------       -----------
                                           2,564,795         2,232,470         8,884,671         6,596,159
                                         -----------       -----------       -----------       -----------
COSTS AND EXPENSES:
     Production                              778,223         1,000,342         2,610,638         2,698,769
     Exploration                                -                -                 5,258            16,204
     Loss on net assets held
       for disposition                          -                -                46,777             -
     General and
       administrative                        140,158           220,035           481,831         1,172,816
     Interest                                554,074           374,594         1,644,722         1,058,015
     Depreciation, depletion
       and amortization                    1,065,649         1,018,155         4,622,126         3,128,299

     Foreign currency
       translation (gain) loss                39,514          (193,954)          (85,919)         (704,654)
                                         -----------       -----------       -----------       -----------
                                           2,577,618         2,419,172         9,325,433         7,369,449
                                         -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE
  INCOME TAXES                               (12,823)         (186,702)         (440,762)         (773,290)

PROVISION FOR
  INCOME TAXES                               240,054           212,466           880,765           621,844
                                         -----------       -----------       -----------       -----------
NET LOSS                                 $  (252,877)      $  (399,168)      $(1,321,527)      $(1,395,134)
                                         ===========       ===========       ===========       ===========
NET LOSS PER SHARE                       $      (.02)      $      (.03)      $      (.11)      $      (.12)
                                         ===========       ===========       ===========       ===========
WEIGHTED AVERAGE
SHARES OUTSTANDING                        11,492,162        11,492,162        11,492,162        11,391,441
                                         ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              NINE  MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          -----------------------------
                                                               1996              1995
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $(1,321,527)      $(1,395,134)
     Exploration costs                                           5,258            16,204
     Loss on net assets held for disposition                    46,777             -
     Depreciation, depletion and amortization                4,622,126         3,128,299
     Deferred income taxes                                     277,368           354,635
     Changes in components of working capital                (105,241)       (1,184,280)
     Other                                                     173,768           264,613
                                                           -----------       -----------
           Net cash provided by operating activities         3,698,529         1,184,337
                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                   (4,247,864)       (7,702,595)
     Proceeds from asset dispositions                          287,395             -
     Decrease in joint venture
       and contractor advances                                   1,001           895,784
     Acquisition of interests in Argosy Energy
       International, net of cash acquired                       -               (92,621)
     Other                                                      90,714           112,166
                                                           -----------       -----------
           Net cash used for investing activities           (3,868,754)       (6,787,266)
                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of debt                                       (576,658)         (161,063)
     Costs of debt issuances                                   (27,514)          (57,285)
                                                           -----------       -----------
           Net cash used for financing activities             (604,172)         (218,348)
                                                           -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (774,397)       (5,821,277)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                     5,713,191         7,990,605
                                                           -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 4,938,794       $ 2,169,328
                                                           ===========       ===========

Supplemental disclosures of cash flow information:

 Cash paid for -
     Interest, net of amounts capitalized                  $ 1,440,509      $    998,801
     Income taxes                                              237,283           370,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)


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

         Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract, the Fragua Contract and the Yuruyaco Contract provide that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of successful exploratory wells in the field. After June 1996, when accumulated oil production from the Santana Contract exceeded seven million barrels, Ecopetrol continues to bear 50% of development costs, but its interest in production revenues and operating costs applicable to wells on the Santana Block increased to 65%. If a commercial field on the Fragua Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will increase in 5% increments from 50% to 70% as accumulated production from the field increases in 30 million barrel increments from 60 million barrels to 150 million barrels. If a commercial field on the Yuruyaco Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will range from 50% to 75%, based on annual measurements of profitability as defined in the Yuruyaco Contract. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Fragua Block and the Yuruyaco Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. In the event a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy.

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

         The Company's resulting net participation in revenues and costs for the Santana Contract, the Fragua Contract and the Yuruyaco Contract are as follows:


                                                 PRODUCTION    OPERATING         EXPLORATION     DEVELOPMENT
                                                  REVENUES       COSTS             COSTS            COSTS
                                                ----------     --------          -----------     -----------
Santana Contract:
  Before seven million barrels
   of accumulated production                     21.8%          27.2%               38.1%           27.2%
  After seven million barrels
   of accumulated production                     15.3%          19.1%               38.1%           27.2%

Fragua Contract:
  Before 60 million barrels
   of accumulated production                     21.8%          27.3%               54.6%           27.3%
  After 150 million barrels
   of accumulated production                     13.1%          16.4%               54.6%           27.3%

Yuruyaco Contract:
  Before 60 million barrels
   of accumulated production                     22.0%          27.5%               55.0%           27.5%
  After 60 million barrels of
   accumulated production at
   maximum profitability                         11.0%          13.8%               55.0%           27.5%


         The joint venture has completed its seismic acquisition and drilling obligations for the first nine years of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol. The joint venture has also completed its seismic obligations for the first two years of the Fragua Contract, but no wells have yet been drilled on the Fragua Block.

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

 (3)  LONG-TERM DEBT-

       Long-term debt at September 30, 1996 and December 31, 1995 consisted of the following:

                                                                   1996                        1995
                                                                -----------                 -----------
       9 1/2% convertible subordinated debentures               $15,000,000                 $15,000,000
       Notes payable by Argosy to a U.S. bank                     8,618,220                   9,113,520
       Note payable by Argosy to a Colombian bank                    -                           81,359
                                                                -----------                 -----------
                                                                 23,618,220                  24,194,879
       Less - Current portion                                    (3,348,228)                 (4,043,758)
                                                                -----------                 -----------
                                                                $20,269,992                 $20,151,120
                                                                ===========                 ===========

         In 1993 Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. As of September 30, 1996, Garnet was not in compliance with the minimum net worth required by the Debentures. The Company has classified the Debentures as long-term debt in the accompanying consolidated balance sheets because the Debenture holders have waived compliance with this requirement through January 1,1998 subject to the termination of such waiver on April 30, 1997 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of (i) the number of net barrels of proved oil reserves as of March 31, 1997 plus (ii) the number of net barrels of oil produced during the period from April 1, 1996 through March 31, 1997 is greater than 4.5 to 1. Such ratio was 3.8 to 1 as of September 30, 1996.

         In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy. The loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company used these funds to drill development wells and construct production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners, including the Company, prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at September 30, 1996 was 5 13/16%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed.

         In 1993 Argosy received a loan from a Colombian bank, which was secured by receivables from Ecopetrol for well costs allocable to Ecopetrol but paid by Argosy. The loan bore interest at U.S. prime plus 2%, and was repaid in varying amounts from Ecopetrol's share of production from the wells, with the final installment paid in the third quarter of 1996.

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

         In addition, Garnet has adopted the 1990 Directors' Stock Option Plan (the "Directors' Plan") pursuant to which an aggregate of 350,000 shares of Garnet's common stock were issuable as of September 30, 1996 upon exercise of options granted thereunder to directors who are not employees of the Company. As the Directors' Plan expired in accordance with its terms on March 8, 1996, no further options may be issued thereunder.

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

Non-incentive options issued to directors and other eligible participants generally are fully exercisable on and after the date of grant.

         The following is a summary of stock option activity in connection with the Employees' Plans and the Directors' Plan:

                                                                       Shares        Price Range
                                                                       ------        -----------
Options outstanding at December 31, 1993                             1,229,500       $2.50-$13.83
Options granted                                                        140,000          4.05
                                                                     ---------       ------------
Options outstanding at December 31, 1994                             1,369,500       2.50-  13.83

Options granted                                                        618,000       2.50-   2.87
Options expired                                                       (658,398)      2.50-  13.83
                                                                     ---------       ------------
Options outstanding at December 31, 1995                             1,329,102       2.50-  13.83

Options granted                                                        480,000           1.19
Options cancelled                                                     (336,102)       4.00- 11.75
Options expired                                                        (45,000)       2.87-  4.05
                                                                     ---------       ------------
Options outstanding at September 30, 1996                            1,428,000       $ 1.19-$13.83
                                                                     =========       =============

         As of September 30, 1996, options for 975,614 shares were exercisable.

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

           As of December 31, 1995, the Company had a regular tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $26,500,000 and $26,100,000 respectively. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal Revenue Code of

1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Since December 31, 1995, the Company has expended approximately $4,100,000 for the acquisition, exploration and development of its oil and gas properties. Such expenditures include approximately $3,900,000 for exploration and development activities on the Santana Block in Colombia, and approximately $200,000 for exploration and related costs in Papua New Guinea.

         Funding for these activities was provided primarily by cash flow from operations and by available cash balances. The Company has no significant lines of credit.

         Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the first nine years of the Santana Contract, resulting in the discovery of four oil fields. The joint venture has the right to continue the exploration program through 1997 with an obligation to conduct exploration programs to be approved by Ecopetrol. The Company plans to perform additional seismic work on the Santana Block during 1996 and 1997, with estimated total costs to the Company of $700,000. The seismic programs required during the first two years of the Fragua Contract have also been completed. Additional seismic surveys may be conducted in 1997 on the Fragua Block and Yuruyaco Block, for which the Company's share of the costs is estimated to be $500,000.

         The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared commercial by Ecopetrol in 1993. Production from the four fields is presently approximately 10,000 barrels of oil per day. Through June 1996, the Company's share of such production was 21.8%; it also received an additional 21.8% of the production from certain wells until the drilling and completion costs for those wells allocable to Ecopetrol but paid by the Company have been recovered. After June 1996, when accumulated production from the Santana Block exceeded seven million barrels of oil, the Company's share of production decreased to 15.3% and the percentage of production applicable to the Ecopetrol recovery increased to 28.3%. The Company plans to drill at least three additional development wells in the Toroyaco and Linda fields in 1996 and 1997, one of which was in progress as of September 30, 1996. The Company's share of the costs of drilling and completing each of the wells in these fields is expected to range from $950,000 to $1,100,000.

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

         The working capital of the Company was approximately $2,910,000 as of September 30, 1996. The Company's working capital has been reduced to reflect approximately $3,350,000 in principal payments presently due on the OPIC-guaranteed debt in 1996 and 1997. Because the principal amortization schedule is based on projected cash flows from developed oil reserves, the Company expects to reschedule a significant portion of such payments to later years as development activities are conducted on the Santana Block. However, if the Company is unable to reschedule such payments because of the timing of development drilling, changes in oil prices, or other reasons, it may be necessary for the Company to alter its planned exploration and development activities or take other measures to improve its liquidity. As of September 30, 1996, Garnet was not in compliance with the minimum net worth covenant required by the Debentures. The Debenture holders have waived compliance with this requirement through January 1, 1998 subject to the termination of such waiver on April 30, 1997 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of (i) the number of net barrels of proved oil reserves as of March 31, 1997 plus (ii) the number of net barrels of oil produced during the period from April 1, 1996 through March 31, 1997 is greater
than 4.5 to 1.   Such ratio was 3.8 to 1 as of September 30, 1996.   If Garnet
is unable to increase its net worth to the minimum required by January 1, 1998 (or by April 30, 1997 if the waiver is terminated as a result of the failure to maintain the aforementioned ratio), it will be necessary to extend the waiver or renegotiate the terms of the debt.

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

         The foregoing discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to costs expected to be incurred in the development of the Company's properties, the receipt of environmental and other necessary administrative permits required for such development, future oil prices, future production rates, the ability to reschedule principal payments on the Company's OPIC-guaranteed debt, and the ability to renegotiate the terms of the Company's outstanding Debentures if the Company is unsuccessful in increasing its net worth. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to unforeseen engineering, mechanical or technological difficulties in drilling or working over wells, regional political issues, general economic conditions, increased competition, changes in government regulation or intervention in the oil and gas industry, and other risks described in the Company's filings with the Securities and Exchange Commission. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

RESULTS OF OPERATIONS

             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                    COMPARED WITH THE SAME PERIODS IN 1995

         The Company reported net losses of $252,877 ($.02 per share) and $399,168 ($.03 per share) for the three months ended September 30, 1996 and 1995, respectively, and $1,321,527 ($.11 per share) and $1,395,134 ($.12 per share) for the nine months ended September 30, 1996 and 1995, respectively.

         Increases in 1996 in oil and gas revenues and depreciation, depletion and amortization primarily reflect higher oil prices and production from new wells and fracture stimulation treatments on existing wells in Colombia. The effect of these increases was partially offset in the third quarter of 1996 by the contractual reduction in the Company's percentage share of production. The Company's comparative average daily sales volumes in barrels of oil per day ("BOPD"), average sales prices and costs per barrel in Colombia for such periods were as follows:

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                          1996          1995              1996        1995
                                                         ------        ------            ------      ------
         Average oil sales (BOPD)                         1,401         1,486             1,657       1,434
         Average oil price per barrel                    $19.36        $16.15            $19.12      $16.38
         Production costs per barrel                     $ 6.04        $ 7.32            $ 5.75      $ 6.89
         Depreciation, depletion and
          amortization per barrel                        $ 8.24        $ 7.42            $10.16      $ 7.96

         General and administrative expenses and production costs per barrel decreased as a result of the aforementioned cost reduction program, as well as charges incurred in 1995 in connection with management changes. The increase in 1996 in interest expense, net of amounts capitalized, is attributable primarily to the OPIC-guaranteed loan received in October 1995, and decreases in costs attributable to assets eligible for interest capitalization. The provision for income taxes, all of which relates to Colombian operations, was higher because of increases in the Colombian presumptive income tax resulting from a higher tax rate effective January 1, 1996 and ongoing capital expenditures related to productive assets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (A)  EXHIBITS

             ITEM                                                            EXHIBIT
              NO.                   ITEM TITLE                                 NO.
             ----        ----------------------------------------            -----

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


             (99)        Additional Exhibits:  Not Applicable

        (B)  REPORTS ON FORM 8-K

             No Reports on Form 8-K were filed by Registrant during the three months ended September 30, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GARNET RESOURCES CORPORATION



Date:  November 14, 1996                /s/ W. Kirk Bosche'
                                        ------------------------------------
                                        W. Kirk Bosche',
                                        Vice President and Treasurer
                                        (As both a duly authorized
                                        officer of Registrant and as
                                        principal financial officer
                                        of Registrant)

                               INDEX TO EXHIBITS


             ITEM                                                                      EXHIBIT
              NO.                  ITEM TITLE                                            NO.
             ----        ----------------------------------------                       -----
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
