Form 10-K405
period 1996-12-31
GARNET RESOURCES CORP /DE/
filed 1997-03-31
CIK 820084

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

             11011 RICHMOND AVENUE, SUITE 650, HOUSTON, TEXAS 77042
              (Address of principal executive offices) (Zip Code)

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

                                  Yes  X   No
                                     -----   -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant on February 28, 1997 was approximately $7,100,000. On such date, the last sale price of Registrant's Common Stock was $.63 per share.

         As of February 28, 1997 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

                      Documents Incorporated by Reference:

         Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 1997. Certain information therein is incorporated into Part III hereof.

                         TABLE OF CONTENTS TO FORM 10-K

                                                                           PAGE
                                                                           ----
PART I

       Item 1. Business ..................................................    3
                  General Development of Business ........................    3
                  Financial Information about Industry Segments ..........    4
                  Narrative Description of Business ......................    4
                  Financial Information about Foreign and Domestic
                  Operations and Export Sales ............................    6
       Item 2. Properties ................................................    6
                  Colombia ...............................................    6
                  Papua New Guinea .......................................    9
                  Supplementary Information in Respect of
                  Oil and Gas Properties .................................   10
       Item 3. Legal Proceedings .........................................   11
       Item 4. Submission of Matters to a Vote of Security Holders .......   11

PART II

       Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters ............................   12
                  Market Information......................................   12
                  Holders ................................................   12
                  Dividends ..............................................   12
       Item 6.  Selected Financial Data ..................................   13
       Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   13
                  Liquidity and Capital Resources ........................   13
                  Results of Operations ..................................   15
       Item 8.  Financial Statements and Supplementary Data ..............   16
       Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure .................   16

PART III

       Item 10.  Directors and Executive Officers of the Registrant ......   17
       Item 11.  Executive Compensation ..................................   17
       Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management .........................................   18
       Item 13.  Certain Relationships and Related Transactions ..........   18

PART IV

       Item 14.  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K ............................................   19

Signatures ...............................................................   20

                                     PART I


ITEM 1.  BUSINESS.

(a)    GENERAL DEVELOPMENT OF BUSINESS.

       Garnet Resources Corporation, a Delaware corporation ("Garnet"), is engaged primarily in the exploration, development and production of oil and gas properties located outside the United States. As used herein, the "Company" shall mean Garnet and its subsidiaries. Since inception, the Company has conducted exploration activities in seven countries, and also owned a small number of working interests in producing oil and gas properties in the United States, which were sold in 1992. During 1996 the Company conducted exploration activities on its properties in the Republic of Colombia ("Colombia") and the Independent State of Papua New Guinea ("Papua New Guinea"), and continued development and production activities in Colombia. The Company has concluded its exploration activities and is no longer active in the remaining five countries.

       The Company's activities in Colombia are conducted through Argosy Energy International, a Utah limited partnership ("Argosy") in which Garnet is a limited partner and in which a wholly owned subsidiary of Garnet is the general partner. Argosy has interests in four contracts with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"), involving exploration, development and production activities in the Putumayo Basin of southwestern Colombia. Argosy participates in these contracts through a 55% interest in a joint venture with Neo Energy, Inc., a subsidiary of Aviva Petroleum Inc. ("Neo"). The four contracts with Ecopetrol include (i) a risk sharing contract signed in 1987 (the "Santana Contract") currently covering approximately 86,000 acres (the "Santana Block"), (ii) an association contract signed in 1992 (the "Fragua Contract") covering approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"),
(iii) an association contract signed in 1995 (the "Yuruyaco Contract") covering approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"), and (iv) Association Agreements signed in 1972, as amended (the "Aporte Putumayo Contracts"), covering approximately 77,000 acres 20 miles south of the Santana Block (the "Aporte Putumayo Block"). The Aporte Putumayo Contracts will expire in 2003, but Argosy and Neo notified Ecopetrol in 1994 that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates have made continued operation economically unattractive. The abandonment of the wells and associated facilities, which has been delayed because of permitting and equipment problems, is now scheduled for 1997.

       The Santana Block has been the focus of the Company's exploration and development activities in Colombia in recent years. The Company has discovered four oil fields on the Santana Block, which produced a total of approximately 8,800,000 barrels of oil during the period from commencement of production in April 1992 through December 1996. The Company's share of this production was approximately 1,800,000 barrels. During 1996 one gross (.4 net) dry exploratory well and two gross (.5 net) productive development wells were drilled on the Santana Block. The Company also commenced a 3-D seismic survey over its Mary and Miraflor fields in 1996 to define the limits of the fields, identify possible locations for additional development wells, and ascertain the exploration potential of areas west of the Mary field. To increase production from existing wells, the Company performed fracture stimulation procedures on a total of seven wells in the four fields in late 1995 and early 1996. See "Properties - Colombia."

       In Papua New Guinea, Garnet PNG Corporation ("Garnet PNG"), a wholly owned subsidiary of Garnet, owns a 6% interest (the "PPL-181 Interest") in Petroleum Prospecting License No. 181 ("PPL-181"), a license to explore for oil and gas on approximately 952,000 acres (the "PPL-181 Area"). Garnet PNG also held a 7.73% interest in an adjoining license, Petroleum Prospecting License No. 174 ("PPL-174"), on which an exploratory dry hole was drilled in the first quarter of 1996. For more information regarding PPL-181 and PPL-174, see "Properties - Papua New Guinea".

       Garnet was incorporated in the state of Delaware in June 1986. Garnet's principal executive office is located at 11011 Richmond Avenue, Suite 650, Houston, Texas 77042 and its telephone number is (713) 783-0010.

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

       Risks Associated with the Company's Business. The Company has expended significant amounts of capital on the acquisition, exploration and development of its properties and plans to expend additional capital on such activities. Even if the results of such activities are favorable, as in Colombia where the Company has made four oil discoveries, subsequent drilling at significant costs must be conducted on certain of the properties to determine whether further commercial development of the properties is feasible. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital and cash flow from production in Colombia (see "Properties - Colombia"). The Company may also consider entering into additional arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. There can be no assurance that the additional financing which may be necessary to fund the Company's operations and obligations will be available on economically acceptable terms. For additional information on the Company's cash requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

       Markets. There is substantial uncertainty as to the prices which the Company may receive for production from its existing oil reserves or from oil and gas reserves, if any, which the Company may discover. The availability of a ready market and the prices received for oil and gas produced depend upon numerous factors beyond the control of the Company including, but not limited to, adequate transportation facilities (such as pipelines), the marketing of competitive fuels, fluctuating market demand, governmental regulation and world political and economic developments. World oil and gas markets are highly volatile and shortage or surplus conditions substantially affect prices. As a result, there have been dramatic swings in both oil and gas prices in recent years. The sale of oil from the Santana Block in Colombia is governed by contracts with Ecopetrol. There is no market for natural gas from the Putumayo Region of Colombia. See "Properties - Colombia." It is possible that, under market conditions prevailing in the future, the production and sale of oil or gas, if any, from the Company's properties in Papua New Guinea may not be commercially feasible.

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

       Specifically, Colombian operations are governed by a number of ministries and agencies including Ecopetrol, the Ministry of Mines and Energy, and the Ministry of the Environment. In 1993 Instituto de Recursos Naturales y Ambiente ("Inderena"), a federal environmental agency in Colombia, began reviewing the environmental standards and permitting processes for the oil industry and in 1994 the Ministry of the Environment was organized. Accordingly, it is possible that the review of current environmental laws, regulations and the administration and enforcement thereof, or the passage of new environmental laws or regulations in Colombia, could result in substantial costs and liabilities in the future or in delays in obtaining the necessary permits to conduct the Company's operations in that country.

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

ITEM 2.PROPERTIES.

       COLOMBIA.

       Through its interests in Argosy, the Company presently has a 54.6% indirect interest in the Santana Contract, a 54.6% indirect interest in the Fragua Contract, and a 55% indirect interest in the Yuruyaco Contract. Argosy has 100 employees in Colombia and serves as the operator of the Santana Block, the Fragua Block and the Yuruyaco Block under operating agreements with Ecopetrol and with Neo.

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

       The Santana Contract, the Fragua Contract and the Yuruyaco Contract have a term of 28 years, including an exploration period of 10 years, with partial relinquishments of acreage required at the end of years six and eight. At the end of the 10th year, which will occur in July 1997 for the Santana Contract, the oldest of the three contracts, all acreage must be relinquished except acreage contained within productive fields plus a three-mile reserve zone around each such field. Under the terms of the contracts, Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian Government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of certain exploration activities. After June 1996, when accumulated oil production from the Santana Contract exceeded seven million barrels, Ecopetrol continued to bear 50% of development costs, but its interest in production revenues and operating costs applicable to wells on the Santana Block increased to 65%. If a commercial field on the Fragua Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs increases in 5% increments from 50% to 70% as accumulated production from the field increases in 30 million barrel increments from 60 million barrels to 150 million barrels. If a commercial field on the Yuruyaco Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs ranges from 50% to 75%, based on annual measurements of profitability as defined in the Yuruyaco Contract. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Fragua Block and the Yuruyaco Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. If a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy or Neo.

       The Company's resulting net participation in revenues and costs for the Santana Contract, the Fragua Contract and the Yuruyaco Contract is as follows:


                                                       PRODUCTION      OPERATING       EXPLORATION      DEVELOPMENT
                                                        REVENUES         COSTS           COSTS            COSTS
                                                        --------         -----           -----            -----
            Santana Contract:
              Before seven million barrels
                 of accumulated production                21.8%           27.3%           38.2%           27.3%
              After seven million barrels
                 of accumulated production                15.3%           19.1%           38.2%           27.3%

            Fragua Contract:
              Before 60 million barrels
                 of accumulated production                21.8%           27.3%           54.6%           27.3%
              After 150 million barrels
                 of accumulated production                13.1%           16.4%           54.6%           27.3%

            Yuruyaco Contract:
               Before 60 million barrels
                 of accumulated production                22.0%           27.5%           55.0%           27.5%
               After 60 million barrels of
                 accumulated production at
                 maximum profitability                    11.0%           13.8%           55.0%           27.5%


       The joint venture has completed its seismic acquisition and drilling obligations for the first nine years of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has also completed its seismic obligations for the first two years of the Fragua Contract and the Yuruyaco Contract.

       Oil production from the Santana Block moves through the 25-mile Uchupayaco-Santana pipeline built and completed by the joint venture in 1994 to Ecopetrol's Trans-Andean pipeline, where it then is transported an additional 230 miles to the Pacific coast export terminal at Tumaco. Under the terms of a contract with Ecopetrol, all oil produced from the Santana Block is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a handling and commercialization fee of $.465 per barrel ($.515 per barrel, effective February 1, 1997). If Ecopetrol does not export the oil, the price paid is based on the price received from Ecopetrol's Cartagena refinery, adjusted for quality differences, less Ecopetrol's cost to transport the crude to Cartagena and a handling and commercialization fee of $.365 per barrel ($.415 per barrel effective February 1, 1997). The average sales price per barrel of oil produced from the Santana Block during 1996 was $19.82. The contract also requires Argosy to pay a tariff to transport its oil through the Trans-Andean pipeline, the amount of which is presently $1.23 per barrel. Under the terms of its contract with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia.

       In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy. The loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company used these funds to drill development wells and construct pipelines and production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed.

       Argosy's net income, as defined under Colombian law, from Colombian sources is subject to Colombian taxation at a rate of 35%, although a "presumptive" minimum income tax based on net assets may apply under certain circumstances. Unless Argosy transfers such net income to its assigned capital account, an additional remittance tax will accrue at the rate of 12% in 1996, 10% in 1997 and 7% after 1997. Payment of the additional remittance tax, if any, may be deferred under certain circumstances if Argosy has reinvested such income in Colombia. For oil fields discovered before 1995, the Colombian Government also imposes a production tax equal to 7% of the crude oil price through 1997 if the field began producing before 1995, or 5.5%, 4% and 2.5%, respectively, of the crude oil prices in 1998, 1999 and 2000 if the field began producing after 1994.

       PAPUA NEW GUINEA.

       The PPL-181 Area is located in the Western, Gulf and Southern Highland Provinces of Papua New Guinea. The northern section of the PPL-181 Area is in a mountainous tropical rain forest while the southern section of PPL-181 is predominantly lowlands jungle and coastal swamps. In 1986 oil was discovered approximately 10 miles from the northern border of PPL-181 in an adjoining license area.

       Under the terms of an agreement pertaining to PPL-181, Occidental International Exploration and Production Company ("Occidental") has agreed to drill and complete at its cost a test well on the PPL-181 Area by September 1997. The well was commenced in March 1997. PPL-181 is owned by Occidental (88%), Garnet PNG (6%) and Niugini Energy Pty. Limited (6%).

       In the first quarter of 1996, an exploratory dry hole was drilled on the PPL-174 area. Garnet PNG contributed approximately $238,000 to the costs of the well.

       Under the provisions of PPL-181, the terms of any oil and gas development are set forth in a Petroleum Agreement with the Government of Papua New Guinea. The Petroleum Agreement provides that the operator must carry out an appraisal program after a discovery to determine whether the discovery is of commercial interest. If the appraisal is not carried out or the discovery is not of commercial interest, the license may be forfeited. If the discovery is of commercial interest, the operator must apply for a Petroleum Development License. The Government retains a royalty on production equal to 1.25% of the wellhead value of the petroleum and, at its election, may acquire up to a 22.5% interest in the petroleum development after recoupment by the operator of the project costs attributable thereto out of production. In addition, income from petroleum operations is subject to a Petroleum Income Tax at the rate of 50% of net income, which is defined as gross revenue less royalties, allowances for depreciation, interest deductions, operating costs and previous tax losses carried forward. An Additional Profits Tax of 50% of cash flow (after deducting ordinary income tax payments) is also payable when the accumulated value of net cash flows becomes positive. For annual periods in which net cash flows are negative, the cumulative amount is carried forward and increased at an annual accumulation rate of 27%. The Additional Profits Tax is calculated separately for each Petroleum Development License. In calculating the applicable tax, interest expenses paid by Garnet PNG prior to the issuance of a Petroleum Development License and, thereafter, to the extent that Garnet PNG's debt to equity ratio exceeds two-to-one, are not deductible.

       SUPPLEMENTARY INFORMATION IN RESPECT OF OIL AND GAS PROPERTIES.

       Reserves Reported to Other Agencies. No estimates of the Company's total proved net oil and gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission and OPIC.

       Productive Wells and Acreage. As of December 31, 1996, the Company owned 12 gross (1.8 net) productive oil wells and 3,706 gross (923 net) developed acres in Colombia.

       Undeveloped Acreage. The following table sets forth estimates of the undeveloped acreage for which oil and gas leases or concessions were held by the Company as of December 31, 1996:


                                           GROSS ACRES    NET ACRES
                                           -----------    ---------
             Colombia                         230,614      126,080
             Papua New Guinea               1,078,000       66,860
             Turkey                           243,648      121,824
                                            ---------      -------
                     Total                  1,552,262      314,764
                                            =========      =======

       Drilling Activity. The following table sets forth the number of wells drilled by the Company during the three years ended December 31, 1996.


                                        EXPLORATORY                    DEVELOPMENT
                                        -----------                    -----------
                                  PRODUCTIVE        DRY        PRODUCTIVE        DRY
                                  ----------        ---        ----------        ---
                                 GROSS   NET  GROSS     NET   GROSS    NET  GROSS    NET
                                 -----   ---  -----     ---   -----    ---  -----    ---

Year ended December 31, 1996:
   Colombia                        -      -      1        .4    2        .5    -      -
                                  ===    ===    ===      ===   ===      ===   ===    ===

Year ended December 31, 1995:
   Colombia                        -      -      1        .4    1        .3    1      .3
   Turkey                          -      -      1        .3    -        -     -      -
                                  ---    ---    ---      ---   ---      ---   ---    ---
                                   -      -      2        .7    1        .3    1      .3
                                  ===    ===    ===      ===   ===      ===   ===    ===
Year ended December 31, 1994:
   Colombia                        -      -      1        .4    1        .3    -      -
                                  ===    ===    ===      ===   ===      ===   ===    ===


       Present Activities. As of December 31, 1996, no wells were in progress.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)    MARKET INFORMATION.

       Shares of Garnet's Common Stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "GARN". The range of reported high and low sales prices for shares of Garnet's Common Stock as supplied by Nasdaq was as follows:


                   CALENDAR PERIOD                       HIGH           LOW
                   ---------------                       ----           ---

                   1996
                   Fourth Quarter                 $       .53   $       .25
                   Third Quarter                          .63           .25
                   Second Quarter                        1.00           .44
                   First Quarter                         2.00           .94

                   1995

                   Fourth Quarter                        2.38          1.00
                   Third Quarter                         2.38          1.63
                   Second Quarter                        3.13          2.75
                   First Quarter                         3.50          2.13

(b)    HOLDERS.

       As of February 28, 1997, shares of Garnet's Common Stock were held of record by approximately 1,600 persons, including several holders who are nominees for an undetermined number of beneficial owners.

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

       Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately $US360,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

ITEM 6.  SELECTED FINANCIAL DATA.

       The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of
Part II.


                                                               YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------------------
  INCOME STATEMENT DATA:                1996              1995              1994              1993              1992
-----------------------------------------------------------------------------------------------------------------------
  Revenues                         $11,709,227 $        8,881,133      $  4,355,365      $  4,596,766      $  3,383,477
  Net loss                           (2,059,897)       (4,623,322)       (7,425,527)       (3,447,093)
                                                                                                            (11,078,080)
  Net loss per share                       (.18)             (.40)             (.67)             (.31)            (1.01)
  Weighted average
     shares outstanding              11,492,162        11,416,828        11,125,537        11,124,929        11,004,786
  Cash dividends
     per share                             --                --                --                --                --


                                                                        DECEMBER 31,
                          ---------------------------------------------------------------------------------------------
BALANCE SHEET DATA:                     1996              1995              1994              1993              1992
-----------------------------------------------------------------------------------------------------------------------
Total assets                       $ 48,521,555      $ 49,959,028      $ 49,300,037      $ 52,151,499      $ 38,345,246
Long-term debt                       21,629,232        20,151,120        17,506,105        15,227,999              --
Stockholders' equity                 20,206,908        22,266,805        25,790,252        33,215,779        36,655,372


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)    LIQUIDITY AND CAPITAL RESOURCES.

       For the three years ended December 31, 1996, the Company expended approximately $21,300,000 for the acquisition, exploration and development of its oil and gas properties. Such expenditures include approximately $19,000,000 for exploration and development activities in Colombia, approximately $550,000 for exploration and related costs in Papua New Guinea, and approximately $1,750,000 for acquisition and exploration activities in Turkey, France, Canada and other countries.

       These activities have been financed primarily by proceeds from (i) the issuance of the Debentures in 1993, the net proceeds of which totalled $14,231,000, and (ii) loans guaranteed by OPIC, the net proceeds of which amounted to approximately $8,425,000. The Company has no significant lines of credit.

       Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the first nine years of the Santana Contract, resulting in the discovery of four oil fields. The Company is completing the interpretation of additional seismic work performed on the Santana Block in 1996 and, depending upon the results of the seismic interpretation, may drilll an additional exploratory well in 1997 or 1998 on the Santana Block, with estimated total costs to the Company of approximately $1,700,000. The Company also plans to drill up to three additional development wells on the Santana Block in 1997 and 1998. The Company's share of the costs of drilling and completing each of the wells in these fields is expected to range from $1,000,000 to $1,200,000. The seismic programs required during the first two years of the Fragua Contract have also been completed. In early 1997 the Company conducted a seismic program on the Yuruyaco Block, for which its share of the costs was approximately $275,000.

       The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared commercial by Ecopetrol in 1993. Production from the four fields is presently approximately 11,000 barrels of oil per day. The Company's share of such production is 15.3%; it also receives an additional 28.4% of the production from one well until it recovers the drilling and completion costs for that well allocable to Ecopetrol but paid by the Company.

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

       It is anticipated that the Company's foreign exploration and development activities will require substantial amounts of capital. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital and cash flow from production in Colombia. The Company may also consider entering into additional arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. As of December 31, 1996, Garnet was not in compliance with the minimum net worth covenant required by the Debentures. The Debenture holders have waived compliance with this requirement through January 1, 1998 subject to the termination of such waiver on April 30, 1997 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of (i) the number of net barrels of proved oil reserves as of March 31, 1997 plus (ii) the number of net barrels of oil produced during the period from April 1, 1996 through March 31, 1997 is greater than 4.5 to 1. Such ratio was 3.9 to 1 as of December 31, 1996. If Garnet is unable to increase its net worth to the minimum required by January 1, 1998 (or by April 30, 1997 if the waiver is terminated as a result of the failure to maintain the aforementioned ratio), it will be necessary to extend the waiver or renegotiate the terms of the debt, which will otherwise mature in December 1998. In February 1997, Garnet retained Rauscher Pierce Refsnes, Inc. to assist Garnet in negotiating a transaction intended to maximize shareholder value such as a debt restructuring, recapitalization and/or sale of assets. If the Company does not consummate any such transaction prior to the maturity date of the Debentures, the Company will be required to renegotiate the terms of the Debentures or repay the Debentures out of cash flow from operations. If the Company is required to repay the Debentures out of cash flow, in the absence of significant increases in reserves, production or oil prices, it may be necessary for the Company to alter its planned exploration and development activities or take other measures to improve is liquidity.

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

       The foregoing discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to costs expected to be incurred in the development of the Company's properties, the receipt of environmental and other necessary administrative permits required for such development, future oil prices, future production rates, and the ability to renegotiate the terms of the Company's outstanding Debentures if the Company is unsuccessful in increasing its net worth. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to unforeseen engineering, mechanical or technological difficulties in drilling or working over wells, regional political issues, general economic conditions, increased competition, changes in government regulation or intervention in the oil and gas industry, and other risks described herein. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

(b)    RESULTS OF OPERATIONS.

       The Company incurred net losses of $2,059,897 ($.18 per share), $4,623,322 ($.40 per share) and $7,425,527 ($.67 per share) for the years ended December 31, 1996, 1995 and 1994, respectively.

       Increases in 1996 in oil and gas revenues, production costs and depreciation, depletion and amortization reflect higher oil prices, and production from new wells and fracture stimulation treatments on existing wells in Colombia. Production costs per barrel decreased because of a cost reduction program implemented in the third quarter of 1995. The effect of these increases was partially offset in 1996 by the contractual reduction in the Company's percentage share of production in the second quarter of 1996. The Company's comparative average daily sales volumes, average sales prices and costs per barrel in Colombia for such periods were as follows, expressed in barrels of oil per day ("BOPD"):


                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                            1996          1995         1994
                                                            ----          ----         ----
        Average oil sales (BOPD)                           1,578         1,443          806
        Average oil price per barrel                     $ 19.82       $ 16.39      $ 13.44
        Production costs per barrel                      $  5.91       $  6.71      $  8.52
        Depreciation, depletion and
         amortization per barrel                         $ 10.94       $  9.37      $  6.67

       During 1994 the Company recorded as expense the costs of a dry hole drilled in Turkey ($576,250), investments in leases, license blocks or permit applications in Canada ($583,500), Turkey ($1,174,080) and France ($186,000), costs pertaining to oil and gas exploration activities in other countries ($74,532), and interest previously capitalized in connection with these activities ($220,448). Based on declining market conditions for sales of oil and gas properties and management's expectations of the amounts to be realized from disposition of the remaining royalty and mineral interests acquired in mergers in 1991, the Company further reduced the carrying value of such assets by $1,900,000 in 1994. During 1995 the Company charged to expense its remaining investments in Papua New Guinea ($609,700) and France ($672,592), costs pertaining to oil and gas exploration in other countries ($74,461), and interest previously capitalized in connection with these activities ($190,525). During 1996 the Company recorded a loss of $42,748 on the final disposition of the royalty and mineral assets, and charged to expense $40,112 pertaining to ongoing costs in countries other than Colombia.

       Interest income in 1996 and 1995 declined from 1994 as a consequence of the expenditure of cash balances. General and administrative expenses decreased in 1996 as a result of the absence of nonrecurring severance costs incurred in connection with management changes, and legal and professional fees in 1995 relating to the consideration of a business combination, as well as a cost reduction program implemented in the third quarter of 1995. The increases in interest expense, net of amounts capitalized, resulted from the receipt of the OPIC-guaranteed loans in 1994 and 1995, and decreases in costs attributable to assets eligible for interest capitalization. The provision for current income taxes, all of which relates to Colombian operations, was higher each year because of increases in the Colombian presumptive income tax attributable to ongoing capital expenditures related to productive assets. These increases were partially offset by the effects of a deferred tax benefit recorded in 1994. The foreign currency translation gain recorded in 1995 resulted from an approximate 19% devaluation in the Colombian peso during 1995 and the settlement of a liability.

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


         NAME                   AGE             POSITION
         ----                   ---             --------
Montague H. Hackett, Jr ...     64     Chairman of the Board and Director
Douglas W. Fry ............     54     President, Chief Executive Officer and
                                           Director
W. Kirk Bosche' ...........     46     Vice President, Treasurer and Secretary
Edgar L. Dyes .............     51     Vice President - Finance

       Montague H. Hackett, Jr. Mr. Hackett has been employed as Chairman of the Board of Garnet since January 1995 and has served as a director of Garnet since April 1987. Since January 1996, Mr. Hackett has been employed by Victory Ventures LLC, a privately held limited liability company ("Victory") that conducts its operations through small and medium-sized companies in which Victory holds controlling or other significant equity interests. From October 1989 through June 1994, Mr. Hackett served as President and as a director of Wood River Capital Corporation, a Small Business Investment Company. From October 1991 through December 1995, Mr. Hackett was also employed by Noel Group, Inc., a publicly traded company which also conducts its operations through small and medium-sized companies

       Douglas W. Fry. Mr. Fry has been employed as President of Garnet and has served as a director of Garnet since September 1995, and has been Chief Executive Officer of Garnet since February 1996. Since 1980 he has also been President of Argosy Energy Incorporated, a wholly owned subsidiary of Garnet, or of the subsidiary's predecessor.

       W. Kirk Bosche'. Mr. Bosche' has served as Vice President and Treasurer of Garnet since its inception, and as Secretary of Garnet since February 1996.

       Edgar L. Dyes. Mr. Dyes has served as Vice President - Finance of Garnet since February 1997. From February 1991 through February 1997, he was employed by Argosy in Colombia, most recently as Vice President - Finance and Administration.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       a. The following documents are filed as part of this report:

          (1)-(2) Financial statements and financial statement schedules - see the accompanying Index to Financial Statements and Financial Statement Schedule.

          (3)     Exhibits - see the accompanying Index of Exhibits.

       b. No Reports on Form 8-K were filed by Registrant during the three months ended December 31, 1996.

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

                                             GARNET RESOURCES CORPORATION
                                                     (Registrant)


                                             By:   /s/ Douglas W. Fry
                                                ------------------------------
                                                   Douglas W. Fry
                                                   President, Chief Executive
                                                   Officer and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                       TITLE                           DATE
        ---------                       -----                           ----

/s/ Douglas W,  Fry                President, Chief Executive        March  27, 1997
-------------------------------    Officer and Director
    Douglas W. Fry                 (principal executive officer)




/s/ Montague H. Hackett, Jr.       Chairman of the Board             March 27, 1997
-------------------------------    and Director
    Montague H. Hackett, Jr.



/s/ Wendell W. Robinson            Chairman of the                   March  27, 1997
-------------------------------    Executive Committee
    Wendell W. Robinson            and Director




/s/ Robert J. Cresci               Director                          March  27, 1997
-------------------------------
    Robert J. Cresci


/s/ Alastair Manson                Director                          March  27, 1997
-------------------------------
    Alastair Manson



/s/ W. Kirk Bosche'                Vice President,                   March  27, 1997
-------------------------------    Treasurer  and Secretary
    W. Kirk Bosche'                (principal financial officer
                                   and principal accounting
                                   officer)


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                      PAGE
                                                                      ----
GARNET RESOURCES CORPORATION AND SUBSIDIARIES
  CONSOLIDATED FINANCIAL STATEMENTS


    Report of Independent Public Accountants                          F-2
    Consolidated Balance Sheets, December 31,
     1996 and 1995                                                    F-3
    Consolidated Statements of Operations for
     the years ended December 31, 1996, 1995 and 1994                 F-5
    Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1996, 1995 and 1994             F-6
    Consolidated Statements of Cash Flows for the years
     ended December 31, 1996, 1995 and 1994                           F-7
    Notes to Consolidated Financial Statements                        F-9
    Supplemental Oil and Gas Information                              F-20


GARNET RESOURCES CORPORATION
  FINANCIAL STATEMENT SCHEDULE


    Schedule I - Condensed Financial Information
      of Registrant
      Balance Sheets, December 31, 1996 and 1995                      F-25
      Statements of Operations for the years ended
        December 31, 1996, 1995 and 1994                              F-27
      Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994                              F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Garnet Resources Corporation:

           We have audited the accompanying consolidated balance sheets of Garnet Resources Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garnet Resources Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



                                               ARTHUR ANDERSEN LLP

Houston, Texas
March 20, 1997

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                             DECEMBER 31,
                                                     ------------    ------------
           ASSETS                                        1996            1995
           ------                                    ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                        $  4,107,364    $  5,713,191
    Accounts receivable                                 3,541,223       2,302,712
    Inventories                                           901,216         986,532
    Prepaid expenses                                      132,199         249,454
                                                     ------------    ------------
        Total current assets                            8,682,002       9,251,889
                                                     ------------    ------------
NET ASSETS HELD FOR DISPOSITION                              --           403,941
                                                     ------------    ------------

PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties (full-cost method)-
        Proved                                         56,500,390      46,044,011
        Unproved (excluded from amortization)             227,846       4,598,001
                                                     ------------    ------------

                                                       56,728,236      50,642,012

    Other equipment                                       132,083         137,343
                                                     ------------    ------------

                                                       56,860,319      50,779,355
    Less - Accumulated depreciation,
            depletion and amortization                (17,698,898)    (11,384,135)
                                                     ------------    ------------

                                                       39,161,421      39,395,220
                                                     ------------    ------------

OTHER ASSETS                                              678,132         907,978
                                                     ------------    ------------

                                                     $ 48,521,555    $ 49,959,028
                                                     ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   CONTINUED



                                                                       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1996            1995
------------------------------------                           ------------    ------------
CURRENT LIABILITIES:
    Current portion of long-term debt                          $  2,004,648    $  4,043,758
    Accounts payable and accrued liabilities                      3,323,214       2,418,270
                                                               ------------    ------------

        Total current liabilities                                 5,327,862       6,462,028
                                                               ------------    ------------

LONG-TERM DEBT, net of current portion                           21,629,232      20,151,120
                                                               ------------    ------------

DEFERRED INCOME TAXES                                               979,499         640,919
                                                               ------------    ------------

OTHER LONG-TERM LIABILITIES                                         378,054         438,156
                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 20,000,000 shares
       authorized, 11,492,162 shares issued
       and outstanding as of December 31, 1996 and 1995             114,922         114,922
    Capital in excess of par value                               52,491,212      52,491,212
    Retained earnings (deficit)                                 (32,399,226)    (30,339,329)
                                                               ------------    ------------

        Total stockholders' equity                               20,206,908      22,266,805
                                                               ------------    ------------

                                                               $ 48,521,555    $ 49,959,028
                                                               ============    ============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                     1996            1995            1994
                                                 ------------    ------------    ------------
REVENUES:
   Oil sales                                     $ 11,446,587    $  8,635,570    $  3,952,351
   Interest                                           262,640         245,563         403,014
                                                 ------------    ------------    ------------

                                                   11,709,227       8,881,133       4,355,365
                                                 ------------    ------------    ------------
                                                    4,355,365       4,596,766       3,383,477
                                                 ------------    ------------    ------------
COSTS AND EXPENSES:
                                                    3,410,162       3,533,572       2,506,049
   Exploration                                         40,112       1,547,278       2,814,809
   Loss on net assets held for disposition             42,748            --         1,900,000
   General and administrative                         652,746       1,672,501       1,515,553
   Interest                                         2,108,346       1,491,131         967,473
   Depreciation, depletion and amortization         6,334,748       4,949,682       1,971,328
   Foreign currency translation (gain) loss           (25,498)       (741,557)         19,698
                                                 ------------    ------------    ------------

                                                   12,563,364      12,452,607      11,694,910
                                                 ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (854,137)     (3,571,474)     (7,339,545)

PROVISION FOR INCOME TAXES                          1,205,760       1,051,848          85,982
                                                 ------------    ------------    ------------

NET LOSS                                         $ (2,059,897)   $ (4,623,322)   $ (7,425,527)
                                                 ============    ============    ============

NET LOSS PER SHARE                               $       (.18)   $       (.40)   $       (.67)
                                                 ============    ============    ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                     11,492,162      11,416,828      11,125,537
                                                 ============    ============    ============



       The accompanying notes are an integral part of these consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                           COMMON STOCK
                                           ------------          CAPITAL IN      RETAINED         TOTAL
                                       NUMBER                    EXCESS OF       EARNINGS      STOCKHOLDERS'
                                     OF SHARES        AMOUNT     PAR VALUE       (DEFICIT)        EQUITY
                                     ---------        ------     ---------       ---------        ------

BALANCE AT
   DECEMBER 31, 1993                11,125,537   $    111,255   $ 51,395,004   $(18,290,480)   $ 33,215,779

Net loss                                  --             --             --       (7,425,527)     (7,425,527)
                                  ------------   ------------   ------------   ------------    ------------

BALANCE AT
   DECEMBER 31, 1994                11,125,537        111,255     51,395,004    (25,716,007)     25,790,252

Acquisition of partnership
   interests in Argosy
   Energy International                366,625          3,667      1,096,208           --         1,099,875
Net loss                                  --             --             --       (4,623,322)     (4,623,322)
                                  ------------   ------------   ------------   ------------    ------------

BALANCE AT
   DECEMBER 31, 1995                11,492,162        114,922     52,491,212    (30,339,329)     22,266,805

Net loss                                  --             --             --       (2,059,897)     (2,059,897)
                                  ------------   ------------   ------------   ------------    ------------

BALANCE AT
   DECEMBER 31, 1996                11,492,162   $    114,922   $ 52,491,212   $(32,399,226)   $ 20,206,908
                                  ============   ============   ============   ============    ============



       The accompanying notes are an integral part of these consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                              1996           1995           1994
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(2,059,897)   $(4,623,322)   $(7,425,527)
   Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities -
       Exploration costs                                       40,112      1,547,278      2,814,809
       Loss on net assets held for disposition                 42,748           --        1,900,000
       (Gain) loss on sale of other equipment                   1,918         (4,970)        11,683
       Depreciation, depletion and amortization             6,334,748      4,949,682      1,971,328
       Amortization of other assets                           232,148        224,276        193,065
       Deferred income taxes                                  338,580        640,919       (226,639)
       Change in assets and liabilities -
           Increase in accounts receivable                   (144,757)      (673,808)      (222,291)
           Decrease in inventories                             70,020         24,525        209,610
           Decrease in prepaid expenses                         1,975         36,162         38,678
           Increase (decrease) in accounts payable
             and accrued liabilities                         (751,538)      (586,645)       330,705
           Increase (decrease) in other
            long-term liabilities                             (64,049)       134,013           --
                                                          -----------    -----------    -----------

           Net cash provided by (used for)
           operating activities                             4,042,008      1,668,110       (404,579)
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                     (4,145,538)    (9,331,942)    (7,825,163)
   Additions to other equipment                               (21,492)        (6,880)        (7,977)
   Proceeds from asset dispositions                           292,244          5,000         88,131
   (Increase) decrease in joint venture
       and contractor advances                             (1,298,843)       621,225      1,550,501
   Decrease in inventories                                     15,296        300,256         23,199
   Decrease in net assets
       held for disposition                                    73,798        110,683         31,686
   Decrease in other assets                                    25,277         24,170         10,025
   Acquisition of partnership interests in
       Argosy Energy International, net
       of cash acquired                                          --          (92,621)          --
                                                          -----------    -----------    -----------

           Net cash used for investing activities          (5,059,258)    (8,370,109)    (6,129,598)
                                                          -----------    -----------    -----------


       The accompanying notes are an integral part of these consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED


                                                                     YEAR ENDED DECEMBER 31,
                                                              1996            1995            1994
                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of debt                        $       --      $  4,754,880    $  4,161,080
   Repayments of debt                                         (560,998)       (208,983)       (629,176)
   Costs of debt issuances                                     (27,579)       (121,312)       (339,266)
                                                          ------------    ------------    ------------

           Net cash provided by (used for)
            financing activities                              (588,577)      4,424,585       3,192,638
                                                          ------------    ------------    ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                         (1,605,827)     (2,277,414)     (3,341,539)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                       5,713,191       7,990,605      11,332,144
                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $  4,107,364    $  5,713,191    $  7,990,605
                                                          ============    ============    ============

Supplemental disclosures of cash flow information:

   Cash paid for -
       Interest, net of amounts capitalized               $  1,983,043    $  1,334,676    $    906,344
       Income taxes                                            582,047         490,624         357,515



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

           Cash equivalents-

           Cash equivalents include highly liquid debt instruments with an initial maturity of three months or less at the date of purchase. The Company had no cash equivalents at December 31, 1996 and 1995.

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

           Oil and gas properties-

           The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration and development of oil and gas reserves are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. The Company also capitalizes interest costs related to unevaluated oil and gas properties. The Company incurred total interest costs of $2,410,958, $2,252,483 and $1,831,803 in 1996, 1995 and 1994, respectively, of which $302,612, $761,352 and $831,677 were capitalized as additional costs of oil and gas properties.

           The capitalized costs of oil and gas properties in each cost center are amortized on a composite unit-of-production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unproved properties are assessed at least annually to determine whether any impairment has occurred. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

           Revenue recognition-

           Oil and gas revenues from producing wells are recognized when the oil or gas is sold.

           Stock-based compensation-

           Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages but does not require companies to record compensation costs for stock-based employee plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of Garnet's common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

(2)  COLOMBIAN OPERATIONS-

           Through its ownership of interests in Argosy, the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and its joint venture partner to explore for oil and gas on approximately 86,000 acres located in the Putumayo Region of Colombia (the "Santana Block") and provides for a ten-year exploration period expiring in 1997, subject to a requirement for additional partial relinquishments in 1997, and for a production period expiring in 2015. Argosy and its joint venture partner also have two association contracts (the "Fragua Contract" and the "Yuruyaco Contract") with Ecopetrol. The Fragua Contract covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), while the Yuruyaco Contract covers an area of approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"). The 10-year exploration periods provided by the Fragua Contract and the Yuruyaco Contract will expire in 2002 and 2005, respectively, and the 28-year contract terms will expire in 2020 and 2023, respectively. Argosy and its joint venture partner also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol. Argosy and its joint venture partner notified Ecopetrol in 1994 that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates have made continued operation economically unattractive.

           Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract, the Fragua Contract and the Yuruyaco Contract provide that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of successful exploratory wells in the field. After June 1996, when accumulated oil production from the Santana Contract exceeded seven million barrels, Ecopetrol continued to bear 50% of development costs, but its interest in production revenues and operating costs applicable to wells on the Santana Block increased to 65%. If a commercial field on the Fragua Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will increase in 5% increments from 50% to 70% as accumulated production from the field increases in 30 million barrel increments from 60 million barrels to 150 million barrels. If a commercial field on the Yuruyaco Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs ranges from 50% to 75%, based on annual measurements of profitability as defined in the Yuruyaco Contract. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Fragua Block and the Yuruyaco Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. If a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy.

           In March 1995 the Company increased its ownership in Argosy by exchanging 366,625 shares of Garnet's common stock with a value of $3.00 per share and cash totalling $142,703 for the partnership interests held by certain of Argosy's limited partners.

           The Company's resulting net participation in revenues and costs for the Santana Contract, the Fragua Contract and the Yuruyaco Contract is as follows:

                                                       PRODUCTION   OPERATING    EXPLORATION  DEVELOPMENT
                                                        REVENUES      COSTS         COSTS        COSTS
                                                        --------      -----         -----        -----
Santana Contract:
    Before seven million barrels
                  of accumulated production               21.8%        27.3%        38.2%        27.3%
    After seven million barrels
             of accumulated production                    15.3%        19.1%        38.2%        27.3%

Fragua Contract:
    Before 60 million barrels
                  of accumulated production               21.8%        27.3%        54.6%        27.3%
    After 150 million barrels
                  of accumulated production               13.1%        16.4%        54.6%        27.3%

Yuruyaco Contract:
    Before 60 million barrels
             of accumulated production                    22.0%        27.5%        55.0%        27.5%
    After 60 million barrels of
             accumulated production at
         maximum profitability                            11.0%        13.8%        55.0%        27.5%


       The joint venture has completed its seismic acquisition and drilling obligations for the first nine years of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has the right to continue the exploration program through 1997. The joint venture has also completed its seismic obligations for the first two years of the Fragua Contract and the Yuruyaco Contract.

       Under the terms of a contract with Ecopetrol, all oil produced from the Santana Block is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a handling and commercialization fee of $.465 per barrel ($.515 per barrel, effective February 1, 1997). If Ecopetrol does not export the oil, the price paid is based on the price received from Ecopetrol's Cartagena refinery, adjusted for quality differences, plus or minus a sales value differential to be determined by independent analysis, less Ecopetrol's cost to transport the crude to Cartagena and a handling and commercialization fee of $.365 per barrel ($.415 per barrel, effective February 1, 1997) Under the terms of its contract with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, Argosy has experienced no difficulty in repatriating the remaining 75% of such payments which are payable in United States dollars.

       As general partner, the Company's subsidiary is contingently liable for any obligations of Argosy and may be contingently liable for claims generally related to the conduct of Argosy's business.

(3)  EXPLORATION LICENSES IN PAPUA NEW GUINEA-

       Garnet PNG Corporation, a wholly owned subsidiary of Garnet ("Garnet PNG"), owns a 6% interest (the "PPL-181 Interest") in Petroleum Prospecting License No. 181 ("PPL-181") which covers 952,000 acres (the "PPL-181 Area"). Garnet PNG also held a 7.73% interest in an adjoining license, Petroleum Prospecting License No. 174, on which an exploratory dry hole was drilled in the first quarter of 1996. In 1986, oil was discovered approximately 10 miles from the northern border of the PPL-181 Area in an adjoining license area.

       Under the terms of an agreement pertaining to PPL-181, Occidental International Exploration and Production Company ("Occidental") agreed to drill and complete at its cost a test well on the PPL-181 Area by September 1997. PPL-181 is owned by Occidental (88%), Garnet PNG (6%) and Niugini Energy Pty. Limited (6%).

       Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately $US360,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

(4)  LONG-TERM DEBT-

       Long-term debt at December 31, 1996 and 1995 consisted of the following:


                                                       1996              1995
                                                   ------------      ------------

9 1/2% convertible subordinated debentures         $ 15,000,000      $ 15,000,000

Notes payable by Argosy to a U.S. bank                8,633,880         9,113,520

Note payable by Argosy to a Colombian bank                 --              81,358
                                                   ------------      ------------

                                                     23,633,880        24,194,878
Less - Current portion                               (2,004,648)       (4,043,758)
                                                   ------------      ------------

                                                   $ 21,629,232      $ 20,151,120
                                                   ============      ============

       In December 1993 Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. As of December 31, 1996, Garnet was not in compliance with the minimum net worth required by the Debentures. The Company has classified the Debentures as long-term debt in the accompanying consolidated balance sheets because the Debenture holders have waived compliance with this requirement through January 1, 1998 subject to the termination of such waiver on April 30, 1997 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of
(i) the number of net barrels of proved oil reserves as of March 31, 1997 plus
(ii) the number of net barrels of oil produced during the period from April 1, 1996 through March 31, 1997 is greater than 4.5 to 1. Such ratio was 3.9 to 1 as of December 31, 1996.

       In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy. The loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company used these funds to drill development wells and construct pipelines and production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at December 31, 1996 was 5.78%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed . As of December 31, 1996, Argosy was not in compliance with the debt service coverage ratios required under the finance agreement. OPIC has waived compliance with this requirement through January 1, 1998.

       In 1993 Argosy received a loan from a Colombian bank, which was secured by receivables from Ecopetrol for well costs allocable to Ecopetrol but paid by Argosy. The loan bore interest at U.S. prime plus 2%, and was repaid in varying amounts from Ecopetrol's share of production from the wells, with the final installment paid in the third quarter of 1996.

(5)  STOCK OPTION PLANS-

       Garnet and a predecessor entity have adopted stock option plans (the "Employee Plans") pursuant to which an aggregate of 1,478,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to officers, employees and certain other persons or entities performing substantial services for or on behalf of Garnet or its subsidiaries.

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

       In addition, Garnet has adopted the 1990 Directors' Stock Option Plan (the "1990 Directors' Plan") pursuant to which an aggregate of 265,000 shares of Garnet's common stock was issuable as of December 31, 1996 upon exercise of options granted thereunder to directors who are not employees of the Company. As the 1990 Directors' Plan expired in accordance with its terms on March 8, 1996, no further options may be issued thereunder.

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

       Company has adopted the disclosure-only provisions of SFAS 123. Accordingly no compensation cost has been recognized for the Employee Plans and the Directors' Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.


                                                1996               1995
                                             ----------      -------------

     Pro forma net loss                      $2,101,716      $   5,102,286

     Pro forma net loss per share            $     (.18)     $        (.45)

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                   1996         1995
                                                  -------      -------

             Expected life (years)                  5.0          4.3
             Risk-free interest rate                6.17%        6.62%
             Volatility                            57.00%       44.40%
             Dividend yield                         0.00%        0.00%

       The following is a summary of stock option activity and related information for 1996, 1995 and 1994.

                                           1996                       1995           1994
                                     -----------------------------  ---------    ----------
                                                 WEIGHTED AVERAGE
                                                 ----------------
                                     SHARES       EXERCISE PRICE      SHARES         SHARES
                                     ------       --------------      ------         ------
Options outstanding,
   beginning of year                1,329,102      $   4.72          1,369,500      1,229,500
Options granted                       480,000          1.19            618,000        140,000
Options forfeited                    (336,102)         7.44              --             --
Options expired                      (294,274)         3.31           (658,398)         --
                                   ----------      -----------       ----------     ---------
Options outstanding,
  end of year                       1,178,726      $   2.86          1,329,102      1,369,500
                                   ==========      ===========      ==========      =========

Option price range                 $   1.19 to                      $  2.50 to       $ 2.50 to
  at end of year                   $  13.83                         $ 13.83
                                                                                     $13.83
Options available for
  grant at end of year                410,774                          470,398        140,000
                                  ===========                       ==========      =========

Weighted average fair
  value of options granted
  during the year                 $      .66                         $    1.19
                                  ==========                         =========


       The following table summarizes information about stock options outstanding at December 31, 1996:


                                              OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                               --------------------------------------------------    ---------------------------------
                                 NUMBER                                                  NUMBER
                               OUTSTANDING        AVERAGE             WEIGHTED       EXERCISABLE AT      WEIGHTED
    RANGE OF                   AT DECEMBER       REMAINING            AVERAGE           DECEMBER          AVERAGE
EXERCISE PRICES                  31, 1996     CONTRACTUAL LIFE     EXERCISE PRICE        31, 1996       EXERCISE PRICE
---------------                -----------    ----------------     --------------     -------------     --------------
 $1.19                            383,226        9.3 years              $1.19             76,640            $1.19
 $2.50 to $2.87                   605,500        4.6 years               2.61            474,700             2.59
 Greater than $2.87               190,000        6.2 years               7.04            190,000             7.04
                               ----------                                                --------

 $1.19 to $13.83                1,178,726                                                 741,340
                                =========                                                 =======


(6)  INCOME TAXES-

       Income (loss) before income taxes and the provision for income taxes consisted of the following:


                                                        YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                               1996             1995              1994
                                               ----             ----              ----
Income (loss) before income
    taxes -
       Domestic                              $(1,847,919)     $(2,340,158)     $(3,974,184)
       Foreign                                   993,782       (1,231,316)      (3,365,361)
                                             -----------      -----------      -----------

                                             $  (854,137)     $(3,571,474)     $(7,339,545)
                                             ===========      ===========      ===========

Provision for income taxes -
   Foreign -
       Current                                   868,344      $   410,929      $   312,621
       Deferred                                  337,416          640,919         (226,639)
                                             -----------      -----------      -----------

                                             $ 1,205,760      $ 1,051,848      $    85,982
                                             ===========      ===========      ===========



       The provisions for income taxes and deferred income taxes payable relate to the Colombian activities of Argosy. No United States deferred taxes were provided because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset which the Company has determined is not presently realizable.

       The Company's net deferred income tax liabilities as of December 31, 1996 and 1995 were as follows:


                                                 1996              1995
                                             ------------      ------------
           Deferred tax liability            $  2,109,649      $  1,271,884
           Deferred tax asset                 (11,061,573)      (10,024,880)
           Valuation allowance                  9,931,423         9,393,915
                                             ------------      ------------
           Net deferred tax liability        $    979,499      $    640,919
                                             ============      ============

           Temporary differences included in the deferred tax liabilities related primarily to property and equipment. Deferred tax assets principally consisted of net operating loss carryforwards.

           As of December 31, 1996, the Company had a regular tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $30,200,000 and $29,800,000, respectively. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS-

           The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of notes payable by Argosy to U.S. and Colombian banks approximate fair value because the interest rates on these instruments change with market interest rates. There are no quoted market prices for the Debentures. Because the Debentures are convertible into shares of Garnet's common stock, the fair value of the Debentures is contingent on market prices for the common stock, the value of the Company's assets, and the results of its operations. In addition the Debentures contain unique terms, conditions, covenants and restrictions. Consequently the Company is unable to estimate the fair value of the Debentures.

(8)  CONCENTRATION OF CREDIT RISK-

           During the years ended December 31, 1996, 1995 and 1994, all of the Company's oil production was purchased by Ecopetrol. As of December 31, 1996 and 1995, accounts receivable included approximately $2,866,000 and $1,513,000, respectively, from Ecopetrol. The Company believes that its oil production could be sold to other purchasers at similar prices in lieu of sales to Ecopetrol.

(9)  OPERATIONS BY GEOGRAPHIC AREA-

           The Company operates in one industry segment. Information about the Company's operations for the years ended December 31, 1996, 1995 and 1994 by different geographic areas is shown below.



                                                                                   OTHER
                                                    UNITED                         FOREIGN
1996                                                STATES           COLOMBIA        AREAS          TOTAL
----                                                ------           --------        -----          -----
Oil and gas sales                                 $       --        $11,446,587     $   --        $11,446,587
                                                  ============      ===========     ========      ===========

Operating profit (loss)                           $    (42,748)     $ 1,701,677     $(40,112)     $ 1,618,817
                                                  ============      ===========     ========

General corporate income and expenses, net                                                         (2,472,954)
                                                                                                  -----------

Income (loss) before income taxes                                                                 $  (854,137)
                                                                                                  ===========

Identifiable assets                               $    633,606      $43,780,585     $   --        $44,414,191
                                                  ============      ===========     ========

Corporate assets:
   Cash and cash equivalents                                                                        4,107,364
                                                                                                  -----------
Total assets                                                                                      $48,521,555
                                                                                                  ===========


                                                                                      OTHER
                                                    UNITED                           FOREIGN
1995                                                STATES           COLOMBIA         AREAS              TOTAL
----                                             -------------     ------------     -----------      ------------
Oil and gas sales                                 $       --        $ 8,635,570     $      --        $  8,635,570
                                                  ============      ===========     ===========      ============

Operating profit (loss)                           $     (6,476)     $   158,792     $(1,547,278)     $ (1,394,962)
                                                  ============      ===========     ===========      ============

General corporate income and expenses, net                                                             (2,176,512)
                                                                                                     ------------

Income (loss) before income taxes                                                                    $ (3,571,474)
                                                                                                     ============

Identifiable assets                               $    937,359      $43,303,637     $     4,841      $ 44,245,837
                                                  ============      ===========     ===========      ============

Corporate assets:
   Cash and cash equivalents                                                                            5,713,191
                                                                                                     ------------
Total assets                                                                                         $ 49,959,028
                                                                                                     ============

       The operating loss in other foreign areas represents oil and gas acquisition and exploration costs charged to expense, of which $674,554 was in Papua New Guinea, $798,263 was in France and $74,461 was in other countries.



                                                                                         OTHER
                                                     UNITED                             FOREIGN
1994                                                 STATES          COLOMBIA            AREAS             TOTAL
----                                                 ------          --------            -----             -----
Oil and gas sales                                 $       --        $  3,952,351      $      --        $  3,952,351
                                                  ============      ============      ===========      ============

Operating profit (loss)                           $ (1,905,734)     $   (519,292)     $(2,814,809)     $ (5,239,835)
                                                  ============      ============      ===========

General corporate income and expenses, net                                                               (2,099,710)
                                                                                                       ------------

Income (loss) before income taxes                                                                      $ (7,339,545)
                                                                                                       ============

Identifiable assets                               $  1,411,740      $ 38,851,245      $ 1,046,447      $ 41,309,432
                                                  ============      ============      ===========

Corporate assets:
   Cash and cash equivalents                                                                              7,990,605

Total assets                                                                                           $ 49,300,037

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

CAPITALIZED COSTS
                                               DECEMBER 31,
                                      ------------------------------
                                          1996              1995
                                      ------------      ------------

Proved properties                     $ 56,500,390      $ 46,044,011

Unproved properties                        227,846         4,598,001
                                      ------------      ------------

                                        56,728,236        50,642,012

Accumulated depreciation,
   depletion and amortization          (17,610,628)      (11,286,629)
                                      ------------      ------------

Net capitalized costs                 $ 39,117,608      $ 39,355,383
                                      ============      ============


       As of December 31, 1996 and 1995, all capitalized costs pertained to oil and gas properties in Colombia.

       The Company's investment in oil and gas properties as of December 31, 1996 includes $227,846 in unevaluated properties which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors.



COSTS INCURRED
                                                     OTHER
     YEAR ENDED                                     FOREIGN
DECEMBER 31, 1996                   COLOMBIA         AREAS         TOTAL
-----------------                   ----------    -----------   ---------
Property acquisition-
   Proved properties               $     --       $     --       $     --
   Unproved properties                   --            5,258          5,258
Exploration                         1,257,150         34,854      1,292,004
Development                         4,829,074           --        4,829,074
                                   ----------     ----------     ----------

Total costs incurred               $6,086,224     $   40,112     $6,126,336
                                   ==========     ==========     ==========


YEAR ENDED
DECEMBER 31, 1995

Property acquisition-
   Proved properties               $1,590,943     $     --       $1,590,943
   Unproved properties                   --           61,361         61,361
Exploration                         1,439,406        502,544      1,941,950
Development                         6,229,286           --        6,229,286
                                   ----------     ----------     ----------

Total costs incurred               $9,259,635     $  563,905     $9,823,540
                                   ==========     ==========     ==========


     YEAR ENDED
DECEMBER 31, 1994

Property acquisition-
  Proved properties                $     --       $     --       $     --
  Unproved properties                    --          149,971        149,971
Exploration                         1,982,601      1,469,399      3,452,000
Development                         5,149,002           --        5,149,002
                                   ----------     ----------     ----------

Total costs incurred               $7,131,603     $1,619,370     $8,750,973
                                   ==========     ==========     ==========


RESULTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                    1995           1996            1994
                                                 -----------     ----------     -----------
Revenues                                         $11,446,587     $8,635,570     $ 3,952,351
                                                 -----------     ----------     -----------

Expenses-
  Production costs                                 3,410,162      3,533,572       2,506,049

  Depreciation, depletion and amortization         6,323,999      4,936,955       1,949,364
                                                 -----------     ----------     -----------

                                                   9,734,161      8,470,527       4,455,413
                                                 -----------     ----------     -----------

Results of operations before income taxes          1,712,426        165,043        (503,062)

Provision for income taxes                           710,657         70,638            --
                                                 -----------     ----------     -----------

Results of operations from oil and gas
  producing activities                           $ 1,001,769         94,405     $  (503,062)
                                                 ===========     ==========     ===========

Sales price per barrel                           $     19.82     $    16.39     $     13.44

Production costs perbarrel                              5.91           6.71            8.52

Depreciation, depletion and amortization per
  dollar of oil and gas revenues                         .55            .57             .49


       During the years ended December 31, 1996, 1995 and 1994, all of the Company's oil and gas producing operations were located in Colombia.

           During 1996, 1995 and 1994 the Company also charged to expense a total of $40,112, $1,547,278 and $2,814,809 respectively, of acquisition and exploration costs pertaining to its activities in other foreign areas.

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


                                                      1996            1995            1994
                                                   ----------      ----------      ----------
Proved developed and undeveloped reserves:
       Beginning of year                            3,942,231       4,626,883       5,330,622
       Revisions of previous estimates                 51,106        (377,493)       (409,677)
       Production                                    (577,428)       (526,834)       (294,062)
       Purchases of reserves in place                    --           219,675            --
                                                   ----------      ----------      ----------

       End of year                                  3,415,909       3,942,231       4,626,883
                                                   ==========      ==========      ==========

Proved developed reserves at end of year            2,435,085       1,939,420       2,076,892



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


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                           YEAR ENDED DECEMBER 31,
                                    1996            1995            1994
                                -----------     -----------     -----------
Future cash inflows             $77,207,720     $69,343,840     $71,887,880
Future costs-
  Production                     13,778,938      18,021,679      15,541,058
  Development                     3,513,309       5,264,508       7,944,542
                                -----------     -----------     -----------

Future net cash flows
  before income taxes            59,915,473      46,057,653      48,402,280
Future income taxes               6,010,111       4,232,095       5,980,232
                                -----------     -----------     -----------

Future net cash flows            53,905,362      41,825,558      42,422,048
10% discount factor              10,755,572      11,151,677       9,987,325
                                -----------     -----------     -----------

Standardized measure of
  discounted future net
  cash flows                    $43,149,790     $30,673,881     $32,434,723
                                ===========     ===========     ===========


CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                                        YEAR ENDED DECEMBER 31,
                                                 1996              1995              1994
                                             ------------      ------------      ------------
Standardized measure,
   beginning of year                         $ 30,673,881      $ 32,434,723      $ 21,876,531
Increases (decreases) -
   Sales, net of production costs              (8,036,425)       (5,101,998)       (1,446,302)
   Net change in sales prices,
       net of production costs                 14,139,910         1,578,689        13,222,039
   Changes in estimated future
       development costs                       (1,111,112)       (1,749,979)         (167,944)
   Development costs incurred during
       the year that reduced future
       development costs                        3,310,248         4,994,019         4,079,420
   Revisions of quantity estimates              2,540,160        (9,003,192)       (5,808,213)
   Accretion of discount                        3,359,280         3,702,993         2,422,386
   Net change in income taxes                  (2,018,011)        1,676,288        (2,247,878)
   Purchases of reserves in place                    --           1,758,109              --

   Changes in production rates
       (timing) and other                         291,859           384,229           504,684
                                             ------------      ------------      ------------

Standardized measure,
   end of year                               $ 43,149,790      $ 30,673,881      $ 32,434,723
                                             ============      ============      ============


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

                                                                     SCHEDULE I


                          GARNET RESOURCES CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS




                                                      DECEMBER 31,
                                             ------------------------------
       ASSETS                                    1996              1995
       ------                                ------------      ------------

CURRENT ASSETS:
  Cash                                       $     86,119      $  1,088,683
  Accounts receivable                             494,261         1,986,660
  Prepaid expenses                                 24,124            26,100
                                             ------------      ------------

   Total current assets                           604,504         3,101,443
                                             ------------      ------------

INVESTMENTS IN AND ADVANCES
TO SUBSIDIARIES                                34,427,950        34,079,600
                                             ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
   Furniture and equipment                         69,928            63,918
   Less - Accumulated depreciation                (41,731)          (47,064)
                                             ------------      ------------

                                                   28,197            16,854
                                             ------------      ------------

OTHER ASSETS                                      309,497           459,062
                                             ------------      ------------

                                             $ 35,370,148      $ 37,656,959
                                             ============      ============



These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.

                                                                     SCHEDULE I


                          GARNET RESOURCES CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                  (CONTINUED)



                                                                DECEMBER 31,
                                                       ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                       1996              1995
------------------------------------                   ------------      ------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities             $    163,240      $    325,978
                                                       ------------      ------------

LONG-TERM DEBT                                           15,000,000        15,000,000
                                                       ------------      ------------

OTHER LONG-TERM LIABILITIES                                    --              64,176
                                                       ------------      ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value,
     20,000,000 shares authorized, 11,492,162
     shares issued and outstanding as of
     December 31, 1996 and 1995                             114,922           114,922
   Capital in excess of par value                        52,491,212        52,491,212
   Retained earnings (deficit)                          (32,399,226)      (30,339,329)
                                                       ------------      ------------

         Total stockholders' equity                      20,206,908        22,266,805
                                                       ------------      ------------

                                                       $ 35,370,148      $ 37,656,959
                                                       ============      ============



These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.

                                                                    SCHEDULE I

                          GARNET RESOURCES CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS


                                                         YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                1996             1995             1994
                                             -----------      -----------      -----------
INTEREST INCOME                              $   140,732      $   519,630      $   651,133
                                             -----------      -----------      -----------

COSTS AND EXPENSES:
   Exploration                                     1,775          798,263          281,588
   General and administrative                  1,134,107        1,953,436        1,817,112
   Interest                                    1,243,668          819,134          951,138
   Depreciation                                    8,273            5,874            4,771
                                             -----------      -----------      -----------

                                               2,387,823        3,576,707        3,054,609
                                             -----------      -----------      -----------

INCOME (LOSS) BEFORE EQUITY IN
   EARNINGS (LOSSES) OF SUBSIDIARIES          (2,247,091)      (3,057,077)      (2,403,476)

EQUITY IN EARNINGS (LOSSES) OF
   SUBSIDIARIES                                  187,194       (1,566,245)      (5,022,051)
                                             -----------      -----------      -----------

NET LOSS                                     $(2,059,897)     $(4,623,322)     $(7,425,527)
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

                                                                     SCHEDULE I


                          GARNET RESOURCES CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS



                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                          1996             1995              1994
                                                       -----------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(2,059,897)     $(4,623,322)     $ (7,425,527)
   Equity in (earnings) losses of subsidiaries            (187,194)       1,566,245         5,022,051
   Exploration costs                                         1,775          798,263           281,588
   Depreciation                                              8,273            5,874             4,771
   Changes in components of working capital               (378,881)         159,500          (110,478)
   Other                                                    89,927          213,309           173,173
                                                       -----------      -----------      ------------

       Net cash used for operating activities           (2,525,997)      (1,880,131)       (2,054,422)
                                                       -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in and advances from
       (to) subsidiaries                                  (161,156)      (6,131,388)         (720,751)

   Capital expenditures                                    (25,929)        (132,902)         (528,781)

   Loans to Argosy Energy International                       --               --          (4,390,000)

   Loans repaid by Argosy Energy International           1,710,518        2,353,784         3,853,512
                                                       -----------      -----------      ------------


       Net cash provided by
         (used for) investing activities                 1,523,433       (3,910,506)       (1,786,020)
                                                       -----------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Costs of debt issuance                                     --               --             (38,799)
                                                       -----------      -----------      ------------

       Net cash used for financing activities                 --               --             (38,799)
                                                                        -----------      ------------

NET DECREASE IN CASH                                    (1,002,564)      (5,790,637)       (3,879,241)

CASH AT BEGINNING OF PERIOD                              1,088,683        6,879,320        10,758,561
                                                       -----------      -----------      ------------

CASH AT END OF PERIOD                                  $    86,119      $ 1,088,683      $  6,879,320
                                                       ===========      ===========      ============



These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.

                               INDEX OF EXHIBITS

ITEM NO.                            ITEM TITLE                                    EXHIBIT NO.
--------                            ----------                                    -----------
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

             (B)      By-Laws, as amended, incorporated by reference to Exhibit
                      3(B) to Registrant's Form 10-K for the fiscal year ended
                      December 31, 1994.                                              *

(4) Instruments defining the rights of security holders, including indentures:

             (A)      Excerpts from Restated Certificate of Incorporation,
                      incorporated by reference to Exhibit 4(A) to Form S-1
                      Registration Statement No. 33-16426.                            *

             (B)      Excerpts from By-Laws, as amended, incorporated by
                      reference to Exhibit 4(B) to Form S-1 Registration
                      Statement No. 33-16426.                                         *

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

ITEM NO.                            ITEM TITLE                                    EXHIBIT NO.
--------                            ----------                                    -----------
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

             (E)      Contract for Sale of Santana Crude dated February 10,
                      1997 by and among Empresa Colombiana de Petroleos, Argosy
                      Energy International and Neo Energy, Inc.                       10(D)

             (F)      Association Contract for the Fragua Area effective June
                      1, 1992 by and between Empresa Colombiana de Petroleos,
                      on the one part, and Argosy Energy International and Neo
                      Energy, Inc., on the other part, incorporated by
                      reference to Exhibit 10(JJ) to Registrant's Form 10-K for
                      the fiscal year ended December 31, 1992.                        *

             (G)      Operating Agreement for the Fragua Area dated as of April
                      15, 1992 by and between Argosy Energy International and
                      Neo Energy, Inc., incorporated by reference to Exhibit
                      10(KK) to Registrant's Form 10-K for the fiscal year
                      ended December 31, 1992.                                        *

             (H)      Association Contract for the Yuruyaco Area effective
                      November 19, 1995 by and between Empresa Colombiana de
                      Petroleos, on the one part, and Argosy Energy
                      International and Neo Energy, Inc., on the other part
                      incorporated by reference to Exhibit (G) to Registrant's
                      Form 10-K for the fiscal year ended December 31, 1995.          *

             (I)      Operating Agreement for the Yuruyaco Area dated as of
                      November 7, 1995 by and between Argosy Energy
                      International and Neo Energy, Inc., incorporated by
                      reference to Exhibit 10(A) to Registrant's Form 10-Q for
                      the quarterly period ended March 31, 1996.                      *

             (J)      Second Amended and Restated Limited Partnership Agreement
                      of Argosy Energy International dated as of January 11,
                      1991, incorporated by reference to Exhibit 10(GG) to Form
                      S-4 Registration Statement No. 33-43533.                        *


ITEM NO.                            ITEM TITLE                                    EXHIBIT NO.
--------                            ----------                                    -----------
             (K)      Amendment to Second Amended and Restated Limited
                      Partnership Agreement of Argosy Energy International
                      dated as of January 13, 1994, incorporated by reference
                      to Exhibit 10(BB) to Registrant's Form 10-K for the
                      fiscal year ended December 31, 1993.                            *

             (L)      Second Amendment to Second Amended and Restated Limited
                      Partnership Agreement of Argosy Energy International
                      dated as of July 1, 1994 incorporated by reference to
                      Exhibit 10(J) to Registrant's Form 10-K for the fiscal
                      year ended December 31, 1994.                                   *

             (M)      Petroleum Prospecting License No. 174, incorporated by
                      reference to Exhibit 10(O) to Registrant's Form 10-K for
                      the fiscal year ended December 31, 1994.                        *

             (N)      Operating Agreement for the Papua New Guinea PPL-174
                      Joint Venture among Arakis Energy Corporation, Bossrich
                      Investment Limited, China National Oil and Gas
                      Exploration and Development Corporation, China National
                      United Oil Corporation, Garnet Resources Corporation,
                      Gedd PNG Limited, Marubeni Corporation, and Niguini
                      Energy Pty. Limited dated as of December 5, 1994,
                      incorporated by reference to Exhibit 10(P) to
                      Registrant's Form 10-K for the fiscal year ended December
                      31, 1994.                                                        *

             (O)      Petroleum Prospecting License No. 181, incorporated by
                      reference to Exhibit 10(A) to Registrant's Form 10-Q for
                      the quarterly period ended September 30, 1995.                   *

             (P)      Papua New Guinea PPL-77 Agreement dated April 27, 1995
                      among Garnet PNG Corporation, Niugini Energy Pty. Limited
                      and Occidental International Exploration and Production
                      Company, incorporated by reference to Exhibit 10(B) to
                      Registrant's Form 10-Q for the quarterly period ended
                      September 30, 1995.                                              *

             (Q)      Purchase Agreement dated as of December 21, 1993 among
                      Garnet Resources Corporation and the Investors purchasing
                      Registrant's 9 1/2% Convertible Subordinated Debentures,
                      incorporated by reference to Exhibit 10(Y) to
                      Registrant's Form 10-K for the fiscal year ended December
                      31, 1993.                                                        *

             (R)      Pledge Agreement dated as of December 21, 1993 made by
                      Garnet Resources Corporation in favor of Pecks Management
                      Partners Ltd., incorporated by reference to Exhibit 10(Z)
                      to Registrant's Form 10-K for the fiscal year ended
                      December 31, 1993.                                               *


ITEM NO.                            ITEM TITLE                                    EXHIBIT NO.
--------                            ----------                                    -----------
             (S)      Noteholders' and Stockholders' Agreement dated as of
                      December 21, 1993 among Garnet Resources Corporation, the
                      Investors purchasing Registrant's 9 1/2% Convertible
                      Subordinated Debentures, and certain existing
                      stockholders of Registrant, incorporated by reference to
                      Exhibit 10(AA) to Registrant's Form 10-K for the fiscal
                      year ended December 31, 1993.                                     *

             (T)      Finance Agreement dated May 2, 1994 between Argosy Energy
                      International and Overseas Private Investment
                      Corporation, incorporated by reference to Exhibit 10(A)
                      to Registrant's Form 10-Q for the quarterly period ended
                      September 30, 1994.                                               *

             (U)      Amendment No. 1 dated July 28, 1994 to Finance Agreement
                      between Argosy Energy International and Overseas Private
                      Investment Corporation, incorporated by reference to
                      Exhibit 10(B) to Registrant's Form 10-Q for the quarterly
                      period ended September 30, 1994.                                  *

             (V)      Amendment No. 2 dated March 24, 1995 to Finance Agreement
                      between Argosy Energy International and Overseas Private
                      Investment Corporation, incorporated by reference to
                      Exhibit 10(C) to Registrant's Form 10-Q for the quarterly
                      period ended September 30, 1995.                                   *

             (W)      Amendment No. 3 dated September 26, 1995 to Finance
                      Agreement between Argosy Energy International and
                      Overseas Private Investment Corporation, incorporated by
                      reference to Exhibit 10(D) to Registrant's Form 10-Q for
                      the quarterly period ended September 30, 1995.                     *

             (X)      Loan Agreement dated August 3, 1994 by and between Texas
                      Commerce Bank National Association and Argosy Energy
                      International, incorporated by reference to Exhibit 10(C)
                      to Registrant's Form 10-Q for the quarterly period ended
                      September 30, 1994.                                                *

             (Y)      Stage I Promissory Note dated August 3, 1994 from Argosy
                      Energy International to Texas Commerce Bank National
                      Association in the principal amount of $4,400,000,
                      incorporated by reference to Exhibit 10(D) to
                      Registrant's Form 10-Q for the quarterly period ended
                      September 30, 1994.                                                *

             (Z)      Stage II Promissory Note dated October 25, 1995 from
                      Argosy Energy International to Texas Commerce Bank
                      National Association in the principal amount of
                      $4,800,000, incorporated by reference to Exhibit 10(E) to
                      Registrant's Form 10-Q for the quarterly period ended
                      September 30, 1995.                                               *



ITEM NO.                            ITEM TITLE                                    EXHIBIT NO.
--------                            ----------                                    -----------
             (AA)     Guaranty dated July 26, 1994 from Overseas Private
                      Investment Corporation to Texas Commerce Bank National
                      Association, incorporated by reference to Exhibit 10(E)
                      to Registrant's Form 10-Q for the quarterly period ended
                      September 30, 1994.                                              *

             (BB)     Project Support Agreement dated August 3, 1994 among
                      Garnet Resources Corporation, Argosy Energy International
                      and Overseas Private Investment Corporation, incorporated
                      by reference to Exhibit 10(F) to Registrant's Form 10-Q
                      for the quarterly period ended September 30, 1994.               *

             (CC)     Security Agreement dated August 3, 1994 made by Argosy
                      Energy International to Overseas Private Investment
                      Corporation, incorporated by reference to Exhibit 10(G)
                      to Registrant's Form 10-Q for the quarterly period ended
                      September 30, 1994.                                              *

             (DD)     Escrow Agreement dated August 3, 1994 among Argosy Energy
                      International, Overseas Private Investment Corporation,
                      Texas Commerce Bank National Association, as Lender, and
                      Texas Commerce Bank National Association, as Escrow
                      Agent, incorporated by reference to Exhibit 10(H) to
                      Registrant's Form 10-Q for the quarterly period ended
                      September 30, 1994.                                              *

             (EE)     Conditional Assignment Agreement dated August 3, 1994
                      made by Argosy Energy International in favor of Overseas
                      Private Investment Corporation, incorporated by reference
                      to Exhibit 10(J) to Registrant's Form 10-Q for the
                      quarterly period ended September 30, 1994.                       *

             (FF)     Subordination Agreement dated August 3, 1994 made by
                      Garnet Resources Corporation in favor of Overseas Private
                      Investment Corporation, incorporated by reference to
                      Exhibit 10(K) to Registrant's Form 10-Q for the quarterly
                      period ended September 30, 1994.                                 *

             (GG)     Subordination Agreement dated August 3, 1994 made by
                      Argosy Energy Incorporated in favor of Overseas Private
                      Investment Corporation, incorporated by reference to
                      Exhibit 10(L) to Registrant's Form 10-Q for the quarterly
                      period ended September 30, 1994.                                 *

             (HH)     Pledge Agreement dated August 3, 1994 made by Garnet
                      Resources Corporation and Argosy Energy Incorporated to
                      Overseas Private Investment Corporation, incorporated by
                      reference to Exhibit 10(M) to Registrant's Form 10-Q for
                      the quarterly period ended September 30, 1994.                   *

             (II)     1987 Stock Option Plan of Garnet Resources Corporation,
                      incorporated by reference to Exhibit 10(F) to Form S-1
                      Registration Statement No. 33-16426.                             *




ITEM NO.                            ITEM TITLE                                    EXHIBIT NO.
--------                            ----------                                    -----------
             (JJ)     1990 Stock Option Plan of Garnet Resources Corporation,
                      as amended, incorporated by reference to Appendix A to
                      Garnet Resources Corporation's Notice of Annual Meeting
                      and Proxy Statement for its Annual Meeting of
                      Shareholders held on June 21, 1995.                              *

             (KK)     Form of Garnet Resources Corporation Non- Incentive Stock
                      Option Agreement for employees, incorporated by reference
                      to Exhibit 10(G) to Form S-1 Registration Statement No.
                      33-16426.                                                        *

             (LL)     Incentive Stock Option Agreement for non- employees,
                      incorporated by reference to Exhibit 10(H) to Form S-1
                      Registration Statement No. 33-16426.                             *

             (MM)     1987 Stock Option Plan of Argosy Energy Incorporated,
                      incorporated by reference to Exhibit 10(BB) to
                      Registrant's Form 10-K for the fiscal year ended December
                      31, 1988.                                                        *

             (NN)     Form of Argosy Energy Incorporated Non- Incentive Stock
                      Option Agreement for employees, incorporated by reference
                      to Exhibit 10(CC) to Registrant's Form 10-K for the
                      fiscal year ended December 31, 1988.                             *

             (OO)     Form of Argosy Energy Incorporated Non- Incentive Stock
                      Option Agreement for non- employees, incorporated by
                      reference to Exhibit 10(DD) to Registrant's Form 10-K for
                      the fiscal year ended December 31, 1988.                         *

             (PP)     1990 Directors' Stock Option Plan of Garnet Resources
                      Corporation, as amended, incorporated by reference to
                      Exhibit 10(Z) to Registrant's Form 10-K for the fiscal
                      year ended December 31, 1992.                                    *

             (QQ)     Letter Agreement dated June 28, 1995 between George M.
                      Nevers and Garnet Resources Corporation, incorporated by
                      reference to Exhibit 10(F) to Registrant's Form 10-Q for
                      the quarterly period ended September 30, 1995.                   *

(11) Statement re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

(12)         Statements re computation of ratios: Not applicable.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders: Not applicable.

(16)         Letter re change in certifying accountant: Not applicable.



ITEM NO.                            ITEM TITLE                                    EXHIBIT NO.
--------                            ----------                                    -----------
(18)         Letter re change in accounting principles: Not applicable.

(21)         Subsidiaries of the registrant.                                           21

(22) Published report regarding matters submitted to vote of security holders: Not applicable.

(23)         Consents of experts and counsel.                                          23

(24)         Power of attorney: Not applicable.

(27)         Financial Data Schedule.                                                  27

(99)         Additional exhibits: Not applicable.


   *  Incorporated by reference