Form 10-Q
period 1997-03-31
GARNET RESOURCES CORP /DE/
filed 1997-05-15
CIK 820084

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

As of May 15, 1997, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

        GARNET RESOURCES CORPORATION (THE "REGISTRANT" OR THE "COMPANY")


                                   I N D E X



PART I  -    FINANCIAL INFORMATION                                            PAGE
                                                                              ----
         Item 1. Financial Statements

                    Consolidated Balance Sheets -
                     March 31, 1997 (unaudited)
                     and December 31, 1996                                    3-4

                    Consolidated Statements of
                     Operations for the Three Months Ended
                     March 31, 1997 and 1996
                     (unaudited)                                               5

                    Condensed Consolidated Statements of
                     Cash Flows for the Three Months Ended
                     March 31, 1997 and 1996  (unaudited)                      6

                    Notes to Condensed Consolidated Financial
                     Statements- March 31, 1997  (unaudited)                   7-12


         Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                              12-14


PART II  -   OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             15-16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   MARCH 31,        DECEMBER 31
                                                     1997              1996
                                                 ------------      ------------
      ASSETS                                     (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents               $  3,733,004      $  4,107,364
         Accounts receivable                        2,398,791         3,541,223
         Inventories                                  941,098           901,216
         Prepaid expenses                             219,947           132,199
                                                 ------------      ------------

                  Total current assets              7,292,840         8,682,002
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties
          (full-cost method)-
           Proved                                  57,287,119        56,500,390
           Unproved (excluded from
            amortization)                             276,052           227,846
                                                 ------------      ------------

                                                   57,563,171        56,728,236
         Other equipment                              139,256           132,083
                                                 ------------      ------------

                                                   57,702,427        56,860,319
         Less - Accumulated depreciation,
          depletion and amortization              (23,303,205)      (17,698,898)
                                                 ------------      ------------

                                                   34,399,222        39,161,421
                                                 ------------      ------------

OTHER ASSETS                                          679,469           678,132
                                                 ------------      ------------

                                                 $ 42,371,531      $ 48,521,555
                                                 ============      ============








        The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   Continued


                                                      MARCH 31,        DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997              1996
                                                    ------------      ------------
                                                     (unaudited)
CURRENT LIABILITIES:
     Current portion of long-term debt              $  2,004,648      $  2,004,648
     Accounts payable and accrued
      liabilities                                      1,665,646         3,323,214
                                                    ------------      ------------

         Total current liabilities                     3,670,294         5,327,862
                                                    ------------      ------------

LONG-TERM DEBT, net of current portion                21,629,232        21,629,232
                                                    ------------      ------------

DEFERRED INCOME TAXES                                    490,245           979,499
                                                    ------------      ------------

OTHER LONG-TERM LIABILITIES                              267,123           378,054
                                                    ------------      ------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 20,000,000
         shares authorized, 11,492,162 shares
         issued and outstanding as of March 31,
         1997 and December 31, 1996                      114,922           114,922
     Capital in excess of par value                   52,491,212        52,491,212
     Retained earnings (deficit)                     (36,291,497)      (32,399,226)
                                                    ------------      ------------

         Total stockholders' equity                   16,314,637        20,206,908
                                                    ------------      ------------

                                                    $ 42,371,531      $ 48,521,555
                                                    ============      ============




        The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                        THREE MONTHS ENDED
                                                           MARCH 31,
                                                      1997              1996
                                                  ------------      ------------
REVENUES:
     Oil sales                                    $  3,044,001      $  2,897,089
     Interest                                           69,759            70,688
                                                  ------------      ------------
                                                     3,113,760         2,967,777
                                                  ------------      ------------
COSTS AND EXPENSES:
     Production                                        943,776           868,055
     Exploration                                         1,752                --
     General and administrative                        204,908           154,680
     Interest                                          585,131           545,305
     Depreciation, depletion and amortization        2,092,572         1,607,303
     Write down of oil and gas properties            3,511,733                --
     Foreign currency translation (gain) loss          (80,086)          (95,272)
                                                  ------------      ------------
                                                     7,259,786         3,080,071
                                                  ------------      ------------
INCOME (LOSS) BEFORE  INCOME TAXES                  (4,146,026)         (112,294)

PROVISION (BENEFIT) FOR  INCOME TAXES                 (253,755)          309,172
                                                  ------------      ------------

NET LOSS                                          $ (3,892,271)     $   (421,466)
                                                  ============      ============

NET LOSS PER SHARE                                $       (.34)     $       (.04)
                                                  ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 11,492,162        11,492,162
                                                  ============      ============






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           THREE  MONTHS ENDED
                                                                 MARCH 31,
                                                       ----------------------------
                                                          1997             1996
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $(3,892,271)     $  (421,466)
     Exploration costs                                       1,752               --
     Depreciation, depletion and amortization            2,092,572        1,607,303
     Write down of oil and gas properties                3,511,733               --
     Deferred income taxes                                (489,254)          96,087
     Changes in components of working capital              412,199         (748,144)
     Other                                                  59,591           25,659
                                                       -----------      -----------

         Net cash provided by operating activities       1,696,322          559,439
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (3,008,123)        (916,615)
     (Increase) decrease in joint venture and
         contractor advances                             1,005,540         (223,577)
     Other                                                 (57,562)          33,741
                                                       -----------      -----------

         Net cash used for investing activities         (2,060,145)      (1,106,451)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of debt                                         --          (48,695)
     Costs of debt issuances                               (10,537)         (17,190)
                                                       -----------      -----------

         Net cash used for financing activities            (10,537)         (65,885)
                                                       -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (374,360)        (612,897)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 4,107,364        5,713,191
                                                       -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 3,733,004      $ 5,100,294
                                                       ===========      ===========

Supplemental disclosures of cash flow information:
 Cash paid for -
     Interest, net of amounts capitalized              $   548,331      $   468,994
     Income taxes                                          232,889          164,353




 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                           -------------------------
                                  (Unaudited)


(1)  FINANCIAL STATEMENT PRESENTATION-

         The condensed consolidated financial statements include the accounts of Garnet Resources Corporation, a Delaware corporation ("Garnet"), and its wholly owned subsidiaries. Garnet and its wholly owned subsidiaries are collectively referred to as the "Company." These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in its Form 10-K for the year ended December 31, 1996.

(2)  COLOMBIAN OPERATIONS-

         Through its ownership of interests in Argosy Energy International, a Utah limited partnership ("Argosy"), the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and its joint venture partner to explore for oil and gas on approximately 86,000 acres located in the Putumayo Region of Colombia (the "Santana Block"), and provides for a 10-year exploration period expiring in 1997, subject to a requirement for additional partial relinquishments in 1997, and for a production period expiring in 2015. Argosy and its joint venture partner also have two association contracts (the "Fragua Contract" and the "Yuruyaco Contract") with Ecopetrol. The Fragua Contract covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), while the Yuruyaco Contract covers an area of approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"). The 10-year exploration periods provided by the Fragua Contract and the Yuruyaco Contract will expire in 2002 and 2005, respectively, and the 28-year contract terms will expire in 2020 and 2023, respectively. Argosy and its joint venture partner also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol. Argosy and its joint venture partner notified in 1994 Ecopetrol that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates have made continued operation of the wells economically unattractive.

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

         The Company's resulting net participation in revenues and costs for the Santana Contract, the Fragua Contract and the Yuruyaco Contract are as follows:

                                            PRODUCTION      OPERATING      EXPLORATION     DEVELOPMENT
                                             REVENUES         COSTS           COSTS           COSTS
                                            ----------      ----------      ----------      ----------
Santana Contract:
  Before seven million barrels
   of accumulated production                   21.8%           27.3%           38.2%           27.3%
  After seven million barrels
   of accumulated production                   15.3%           19.1%           38.2%           27.3%
Fragua Contract:
  Before 60 million barrels
   of accumulated production                   21.8%           27.3%           54.6%           27.3%
  After 150 million barrels
   of accumulated production                   13.1%           16.4%           54.6%           27.3%
Yuruyaco Contract:
  Before 60 million barrels
   of accumulated production                   22.0%           27.5%           55.0%           27.5%
  After 60 million barrels of
   accumulated production at
   maximum profitability                       11.0%           13.8%           55.0%           27.5%

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

          Under the terms of a contract with Ecopetrol, all oil produced from the Santana Block is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a handling and commercialization fee of $.515 per barrel. If Ecopetrol does not export the oil, the price paid is based on the price received from Ecopetrol's Cartagena refinery, adjusted for quality differences, less Ecopetrol's cost to transport the crude to Cartagena and a handling and commercialization fee of $.415 per barrel. Under the terms of its contract with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, Argosy has experienced no difficulty in repatriating the remaining 75% of such payments which are payable in United States dollars.

          As general partner, the Company's subsidiary is contingently liable for any obligations of Argosy and may be contingently liable for claim generally related to the conduct of Argosy's business.

 (3)  LONG-TERM DEBT-

          Long-term debt at March 31, 1997 and December 31, 1996 consisted of the following:

                                                   1997              1996
                                               ------------      ------------

9 1/2% convertible subordinated debentures     $ 15,000,000      $ 15,000,000
Notes payable by Argosy to a U.S. bank            8,633,880         8,633,880
                                               ------------      ------------

                                                 23,633,880        23,633,880
Less - Current portion                           (2,004,648)       (2,004,648)
                                               ------------      ------------

                                               $ 21,629,232      $ 21,629,232
                                               ============      ============

         In 1993 Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. As of March 31, 1997, Garnet was not in compliance with the minimum net worth required by the Debentures. The Company has classified the Debentures as long-term debt in the accompanying consolidated balance sheets because the Debenture holders have waived compliance with this requirement through April 1, 1998 subject to the termination of such waiver on July 31, 1997 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of (i) the number of net barrels of proved oil reserves as of June 30, 1997 plus (ii) the number of net barrels of oil produced during the period from April 1, 1996 through June 30, 1997 is greater than 4.5 to 1. Such ratio was 3.9 to 1 as March 31, 1997.

         In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy, the loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company used these funds to drill development wells and complete the construction of its production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners, including the Company, prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at March 31, 1997 was 5.78%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed. As of March 31, 1997, Argosy was not in compliance with the debt service coverage ratios required under the finance agreement. OPIC has waived compliance with this requirement through April 1, 1998.

(4) STOCK OPTION PLANS-

         Garnet and a predecessor entity have adopted stock option plans (the "Employees' Plans") pursuant to which an aggregate of 1,478,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to officers, employees, and certain other persons or entities who perform substantial services for or on behalf of Garnet or its subsidiaries.

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

         In addition, Garnet has adopted the 1990 Directors' Stock Option Plan (the "Directors' Plan") pursuant to which an aggregate of 265,000 shares of Garnet's common stock were issuable as of March 31, 1997 upon exercise of options granted thereunder to directors who are not employees of the Company. As the Directors' Plan expired in accordance with its terms on March 8, 1996, no further options may be issued thereunder.

         The options are generally exercisable for a period of 10 years and 30 days from the date of grant. The purchase price of shares issuable upon exercise of an option may be paid in cash or by delivery of shares with a value equal to the exercise price of the option. The Committee has determined that the right to exercise non-incentive options issued to employees vests over a period of four years, so that 20% of the option becomes exercisable on each anniversary of the date of grant. Non-incentive options issued to directors and other eligible participants generally are fully exercisable on and after the date of grant.

         The following is a summary of stock option activity in connection with the Employees' Plans and the Directors' Plan:

                                               Shares         Price Range
                                             ----------      -------------
Options outstanding at December 31, 1994      1,369,500       $2.50-$13.83

Options granted                                 618,000        2.50-  2.87
Options expired                                (658,398)       2.50- 13.83
                                             ----------      -------------

Options outstanding at December 31, 1995      1,329,102        2.50- 13.83

Options granted                                 480,000           1.19
Options cancelled                              (336,102)       4.00- 11.75
Options expired                                (294,274)       2.87-  4.05
                                             ----------      -------------

Options outstanding at December 31, 1996      1,178,726        1.19- 13.83

Options granted                                 145,500           0.56
                                             ----------      -------------

Options outstanding at March 31, 1997         1,324,226       $0.56-$13.83
                                             ==========      =============

         As of March 31, 1997, options for 868,186 shares were exercisable.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, a new standard for accounting for stock-based compensation. This standard established a fair-value based method of accounting for stock options awarded after December 31, 1995 and encourages companies to adopt SFAS No. 123 in place of the existing accounting method, which requires expense recognition only in situations where stock compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual pro forma disclosures of its effects. Adoption of the standard was required in 1996, although earlier implementation was permitted. The Company did not adopt SFAS No. 123 for accounting purposes; however it will make annual pro forma disclosures of its effects.

(5)  INCOME TAXES-

         The provisions for income taxes relate to the Colombian activities of Argosy. No United States deferred taxes were provided because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset which the Company has determined is not presently realizable.

           As of December 31, 1996, the Company had a regular tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $30,200,000 and $29,800,000 respectively. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Since December 31, 1996, the Company has expended approximately $3,000,000 for the acquisition, exploration and development of its oil and gas properties. Principal funding for these activities was provided primarily by cash flow from operations and by available cash balances. The Company has no significant lines of credit.

         Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the first nine years of the Santana Contract, resulting in the discovery of four oil fields. The Company is completing the interpretation of additional seismic work performed on the Santana Block in 1996 and, depending upon the results of the seismic interpretation, may drill an additional exploratory well in 1997 or 1998 on the Santana Block, with estimated total costs to the Company of approximately $1,700,000. The Company also plans to drill up to three additional development wells on the Santana Block in 1997 and 1998. The Company's share of the costs of drilling and completing each of the wells in these fields is expected to range from $1,000,000 to $1,200,000. The seismic programs required during the first two years of the Fragua Contract and the Yuruyaco Contract have also been completed.

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

         It is anticipated that the Company's foreign exploration and development activities will require substantial amounts of capital. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital and cash flow from production in Colombia. The Company may also consider entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. As of March 31, 1997, Garnet was not in compliance with the minimum net worth covenant required by the Debentures. The Debenture holders have waived compliance with this requirement through April 1, 1998 subject to the termination of such waiver on July 31, 1997 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of (i) the number of net barrels of proved oil reserves as of June 30, 1997 plus (ii) the number of net barrels of oil produced during the period from April 1, 1996 through June 30, 1997 is greater than 4.5 to 1. Such ratio was 3.9 to 1 as of March 31, 1997. If Garnet is unable to increase its net worth to the minimum required by April 1, 1998 (or by July 31,

1997 if the waiver is terminated as a result of the failure to maintain the aforementioned ratio), it will be necessary to extend the waiver or renegotiate the terms of the debt, which will otherwise mature in December 1998. In February 1997, Garnet retained Rauscher Pierce Refsnes, Inc. to assist Garnet in negotiating a transaction intended to maximize shareholder value such as a debt restructuring, recapitalization and/or sale of assets. If the Company does not consummate any such transaction prior to the maturity date of the Debentures, the Company will be required to renegotiate the terms of the Debentures or repay the Debentures out of cash flow from operations. If the Company is required to repay the Debentures out of cash flow, in the absence of significant increases in reserves, production or oil prices, it may be necessary for the Company to alter its planned exploration and development activities or take other measures to improve its liquidity.

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

         The foregoing discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to costs expected to be incurred in the development of the Company's properties, the receipt of environmental and other necessary administrative permits required for such development, future oil prices, future production rates, and the ability to renegotiate the terms of the Company's outstanding Debentures if the Company is unsuccessful in increasing its net worth. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projects due to unforeseen engineering, mechanical or technological difficulties in drilling or working over wells, regional political issues, general economic conditions, increased competition, changes in government regulation or intervention in the oil and gas industry, and other risks described herein. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

RESULTS OF OPERATIONS

                       THREE MONTHS ENDED MARCH 31, 1997
                     COMPARED WITH THE SAME PERIOD IN 1996

         The Company reported net losses of $3,892,271 ($.34 per share) and $421,466 ($.04 per share) for the three months ended March 31, 1997 and 1996, respectively.

         The increase in oil and gas revenues was attributable to improvement in the average sales price for the period. This increase was partially offset by increased production expenses related to rises in the Colombian production tax, transportation, handling and commercialization tariffs. The

Company's comparative average daily sales volumes in barrels of oil per day ("BOPD"), average sales prices and costs per barrel in Colombia for such periods were as follows:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1997           1996
                                                        ---------      ---------
         Average oil sales (BOPD)                           1,662          1,786
         Average oil price per barrel                   $   20.35      $   17.83
         Production costs per barrel                    $    6.31      $    5.34
         Depreciation, depletion and
          amortization per barrel                       $   13.96      $    9.87

         The net loss for the period increased by $3,500,000 due to a cost center ceiling write down resulting from a decrease in world oil prices at the end of the first quarter compared to year end December 31, 1996. The increase in general and administrative expenses was primarily due to a reduction in overhead recoveries from joint venture partners. The increase in interest expense, net of amounts capitalized, resulted principally from decreases in costs attributable to assets eligible for interest capitalization. The provision for income taxes, all of which relates to Colombian operations, was significantly lower due to adjustments in deferred taxes caused by a full cost ceiling write-down.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
         (a)  EXHIBITS

              ITEM                                                                EXHIBIT
               NO.                      ITEM TITLE                                  NO.
              ----         --------------------------------------------------     -------
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

              (99)         Additional Exhibits:  Not Applicable

         (b)  REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed by Registrant during the three months ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GARNET RESOURCES CORPORATION


Date:    May 15, 1997                       /s/ Edgar L. Dyes
                                            --------------------------------
                                            Edgar L. Dyes,
                                            Vice President and Treasurer
                                            (As both a duly authorized
                                            officer of Registrant and as
                                            principal financial officer
                                            of Registrant)