Form 10-Q
period 1997-06-30
GARNET RESOURCES CORP /DE/
filed 1997-08-19
CIK 820084

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549




             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

As of August 19, 1997, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

        GARNET RESOURCES CORPORATION (THE "REGISTRANT" OR THE "COMPANY")

                                   I N D E X



PART I  -    FINANCIAL INFORMATION                                                   PAGE
------                                                                               ----
        Item 1. Financial Statements

                Consolidated Balance Sheets -
                 June 30, 1997 (unaudited)
                 and December 31, 1996                                                3-4

                Consolidated Statements of
                 Operations for the Three Months and
                 Six Months Ended June 30, 1997 and 1996
                 (unaudited)                                                           5

                Condensed Consolidated Statements of
                 Cash Flows for the Six Months Ended
                 June 30, 1997 and 1996 (unaudited)                                    6

                Notes to Condensed Consolidated Financial
                 Statements - June 30, 1997 (unaudited)                              7-11


        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                        11-14


PART II  -   OTHER INFORMATION
-------

        Item 6. Exhibits and Reports on Form 8-K                                    15-16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     JUNE 30,           DECEMBER 31,
                                                       1997                 1996
                                                   -----------          -----------
                ASSETS                             (unaudited)
                ------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 3,064,936          $ 4,107,364
   Accounts receivable                               2,208,573            3,541,223
   Inventories                                         857,396              901,216
   Prepaid expenses                                    136,407              132,199
                                                   -----------          -----------
           Total current assets                      6,267,312            8,682,002
                                                   -----------          -----------
PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties
       (full-cost method)-
        Proved                                      58,535,122           56,500,390
        Unproved (excluded from
         amortization)                                 353,406              227,846
                                                   -----------          -----------
                                                    58,888,528           56,728,236
           Other equipment                             134,408              132,083
                                                   -----------          -----------
                                                    59,022,936           56,860,319
        Less - Accumulated depreciation,
         depletion and amortization                (36,113,809)         (17,698,898)
                                                   -----------          -----------
                                                    22,909,127           39,161,421
                                                   -----------          -----------
OTHER ASSETS                                           627,645              678,132
                                                   -----------          -----------
                                                   $29,804,084          $48,521,555
                                                   ===========          ===========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   Continued


                                                      JUNE 30,           DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997                1996
                                                     -----------         -----------
CURRENT LIABILITIES:
    Current portion of long-term debt                $ 1,835,940         $ 2,004,648
    Accounts payable and accrued
     liabilities                                       2,267,281           3,323,214
                                                     -----------         -----------
         Total current liabilities                     4,103,221           5,327,862
                                                     -----------         -----------
LONG-TERM DEBT, net of current portion                21,301,740          21,629,232
                                                     -----------         -----------
DEFERRED INCOME TAXES                                     0                  979,499
                                                     -----------         -----------
OTHER LONG-TERM LIABILITIES                              265,906             378,054
                                                     -----------         -----------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 75,000,000
         shares authorized, 11,492,162 shares
         issued and outstanding as of June 30,
         1997 and December 31, 1996                      114,922             114,922
    Capital in excess of par value                    52,491,212          52,491,212
    Retained earnings (deficit)                      (48,472,917)        (32,399,226)
                                                     -----------         -----------
         Total stockholders' equity                    4,133,217          20,206,908
                                                     -----------         -----------
                                                     $29,804,084         $48,521,555
                                                     ===========         ===========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                              Three Months Ended                      Six Months Ended
                                                   June 30,                               June 30,
                                          1997                1996                  1997               1996
                                      ------------         -----------          ------------       ------------
REVENUES:
    Oil sales                         $  2,169,479         $ 3,288,288          $  5,213,480       $  6,185,377
    Interest                                39,037              63,811               108,796            134,499
                                      ------------         -----------          ------------       ------------
                                         2,208,516           3,352,099             5,322,276          6,319,876
                                      ------------         -----------          ------------       ------------
COSTS AND EXPENSES:
    Production                             987,076             964,360             1,930,852          1,832,415
    Exploration                              1,700               5,258                 3,452              5,258
    Loss on net assets held
      for disposition                          -                46,777                   -               46,777
    General and
      administrative                       360,907             186,993               565,815            341,673
    Interest                               560,086             545,343             1,145,217          1,090,648
    Depreciation, depletion
      and amortization                   2,107,199           1,949,174             4,199,772          3,556,477
    Write down of oil and
      gas properties                    10,705,135                 -              14,216,868                -
    Foreign currency
      translation (gain) loss              (24,675)            (30,161)             (104,761)          (125,433)
                                      ------------         -----------          ------------       ------------
                                        14,697,428           3,667,744            21,957,215          6,747,815
                                      ------------         -----------          ------------       ------------
INCOME (LOSS) BEFORE
 INCOME TAXES                          (12,488,912)           (315,645)          (16,634,939)          (427,939)

PROVISION FOR
  INCOME TAXES                           ( 307,494)            331,539              (561,249)           640,711
                                      ------------         -----------          ------------       ------------
NET LOSS                              $(12,181,418)        $  (647,184)         $(16,073,690)       $(1,068,650)
NET LOSS PER SHARE                    $      (1.06)        $      (.06)         $      (1.40)       $      (.09)
                                      ============         ===========          ============        ===========
WEIGHTED AVERAGE
SHARES OUTSTANDING                      11,492,162          11,492,162            11,492,162         11,492,162
                                      ============         ===========          ============        ===========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                         ---------------------------------
                                                             1997                  1996
                                                         ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $(16,073,690)         $(1,068,650)
    Exploration costs                                           3,452                5,258
    Loss on net assets held for disposition                       -                 46,777
    Depreciation, depletion and amortization                4,199,772            3,556,477
    Write down of oil and gas properties                   14,216,868                  -
    Deferred income taxes                                    (979,499)             194,157
    Changes in components of working capital                  565,601             (959,641)
    Other                                                     119,668              115,530
                                                         ------------          -----------
         Net cash provided by operating activities          2,052,172            1,889,908
                                                         ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (3,320,539)          (2,623,801)
    Proceeds from asset dispositions                              -                287,395
    (Increase) decrease in joint venture and
         contractor advances                                  795,375             (501,215)
    Acquisition of interests in Argosy Energy
         International, net of cash acquired                      -                    -
    Other                                                     (54,447)              91,896
                                                         ------------          -----------
         Net cash used for investing activities            (2,579,611)          (2,745,725)
                                                         ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of debt                                       (496,200)            (561,769)
    Costs of debt issuances                                   (18,789)             (18,260)
                                                         ------------          -----------
         Net cash used for financing activities              (514,989)            (580,029)
                                                         ------------          -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,042,428)          (1,435,846)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                    4,107,364            5,713,191
                                                         ------------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  3,064,936         $  4,277,345
                                                         ============         ============

Supplemental disclosures of cash flow information:

 Cash paid for -
    Interest, net of amounts capitalized                 $  1,094,811         $    949,084
    Income taxes                                              324,726              327,932




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)


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

(2)  COLOMBIAN OPERATIONS-

         Through its ownership of interests in Argosy Energy International, a Utah limited partnership ("Argosy"), the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract has a ten-year exploration period and a twenty two-year
production period expiring in 1997 and 2015 respectively.   At June 30, 1997,
the Santana Contract entitled Argosy and its joint venture partner to explore for oil and gas on approximately 86,000 acres located in the Putumayo Region of
Colombia (the "Santana Block").   Upon termination of the exploration period, a
partial relinquishment of the remaining contract area is required which shall leave only the area surrounding the commercial fields plus a five kilometer buffer zone. Expenditure obligations required by the Santana Contract have been met. One development well, Linda No. 5 was completed in the second quarter of 1997 and is currently on production. The joint venture has plans to
drill one additional development well in 1998.   As of June 30, 1997, future
costs for additional drilling is estimated at $1.1 million, net to the Company's interest.

         Argosy and its joint venture partner also have three additional association contracts with Ecopetrol (the "Fragua Contract", the "Yuruyaco Contract" and the "Aporte Putumayo Contract"). The joint venture has filed for formal relinquishment of the Fragua and Aporte Putumayo Contracts, acceptance of which is anticipated before year-end. The Company has no further expenditure obligations with respect to these contracts, except for costs related to abandonment of old wells on the Aporte Putumayo Block. Expenditure obligations for the first two years of the Yuruyaco Contract have also been satisfied with the acquisiiton of 50 kilometers of 2-D seismic over the area. Interpretation of this data is in progress and a decision to maintain or drop the contract must be made in November of this year.

          Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract and the Yuruyaco Contract provide that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of successful exploratory wells in the field. After June 1996, when accumulated oil production from the Santana Contract exceeded seven million barrels, Ecopetrol continued to bear 50% of development costs, but its interest in production revenues and operating costs applicable to wells on the Santana Block increased to 65%. If a commercial field on the Yuruyaco Block produces in excess of 60 million barrels, Ecopetrol's interest in production and costs will range from 50% to 75%, based on annual measurements of profitability as defined in the Yuruyaco Contract. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs. The joint venture bears all costs and risks of exploration activities on the Yuruyaco Block, subject to Ecopetrol's right to acquire a 50% interest in commercial discoveries. In the event a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 50% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy.

         The Company's resulting net participation in revenues and costs for the Santana Contract and the Yuruyaco Contract are as follows:

                                        PRODUCTION        OPERATING         EXPLORATION       DEVELOPMENT
                                         REVENUES           COSTS              COSTS             COSTS
                                        ----------        ---------         -----------       -----------
Santana Contract:
  Before seven million barrels
   of accumulated production                 21.8%           27.3%             38.2%             27.3%
  After seven million barrels
   of accumulated production                 15.3%           19.1%             38.2%             27.3%
Yuruyaco Contract:
  Before 60 million barrels
   of accumulated production                 22.0%           27.5%             55.0%             27.5%
  After 60 million barrels of
   accumulated production at
   maximum profitability                     11.0%           13.8%             55.0%             27.5%

         The joint venture has completed its seismic acquisition and drilling obligations for the ten year exploration period of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has also completed its seismic obligations for the first two years of the Yuruyaco Contract.

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

(3)  LONG-TERM DEBT-

       Long-term debt at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                      1997                    1996
                                                                  -----------             -----------
       9 1/2% convertible subordinated debentures                 $15,000,000             $15,000,000
       Notes payable by Argosy to a U.S. bank                       8,137,680               8,633,880
                                                                  -----------             -----------

                                                                   23,137,680              23,633,880
       Less - Current portion                                      (1,835,940)             (2,004,648)
                                                                  -----------             -----------

                                                                  $21,301,740             $21,629,232
                                                                  ===========             ===========

         In 1993 Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. As of June 30, 1997, Garnet was not in compliance with the minimum net worth required by the Debentures. The Company has classified the Debentures as long-term debt in the accompanying consolidated balance sheets because the Debenture holders have waived compliance with this requirement through October 1, 1998 subject to the termination of such waiver on October 31, 1997 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of
(i) the number of net barrels of proved oil reserves as of September 30, 1997 plus (ii) the number of net barrels of oil produced during the period from April 1, 1996 through September 30, 1997 is greater than 5.0 to 1. Such ratio was 4.7 to 1 as of June 30, 1997.

         In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy, the loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company used these funds to drill development wells and complete the construction of its production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners, including the Company, prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at June 30, 1997 was 5.938%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed. As of June 30, 1997, Argosy was not in compliance with the debt service coverage ratios required under the finance agreement. OPIC has waived compliance with this requirement through July 1, 1998.

(4) STOCK OPTION PLANS-

         Garnet and a predecessor entity have adopted stock option plans (the "Employees' Plans") pursuant to which an aggregate of 1,262,000 shares of Garnet's common stock is currently authorized to be issued upon exercise of options granted or to be granted to officers, employees, and certain other persons or entities who perform substantial services for or on behalf of Garnet or its subsidiaries.

         The Stock Option and Compensation Committee of Garnet's Board of Directors (the "Committee") is vested with authority to administer and interpret the Employees' Plans, to determine the terms upon which options may be granted, to prescribe, amend and rescind such interpretations and determinations and to grant options. Current Committee members are not eligible to receive options under the Employees' Plans.

         The Employee stock options are generally exercisable for a period of 10 years and 30 days from the date of grant. The purchase price of shares issuable upon exercise of an option may be paid in cash or by delivery of shares with a value equal to the exercise price of the option. The Committee has generally determined that the right to exercise non-incentive options issued to employees vests over a period of four years, so that 20% of the option becomes exercisable on each anniversary of the date of grant.

         On May 22, 1997, Garnet adopted the 1997 Directors Stock Option Plan (the "1997 Directors Plan") pursuant to which an aggregate of 470,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to non-employee directors. An aggregate of 306,975 shares were issuable as of June 30, 1997 upon exercise of options granted thereunder in exchange, among other things, for the surrender of options previously granted to such directors. Directors stock options are exercisable for a period of 5 years from the date of grant. The purchase price of shares issuable upon exercise of a directors stock option must be paid in cash.

         As of March 31, 1997, an aggregate of 265,000 shares of Garnet common stock were issuable upon exercise of options granted under the 1990 Directors Stock Option Plan. As the 1990 Directors Stock Option Plan expired on March 8, 1996, no further options may be issued thereunder. As all outstanding options under the 1990 Directors Stock Option Plan were surrendered on May 22, 1997 for new options, no shares are issuable upon exercise of options granted under the 1990 Directors Stock Option Plan.

         The following is a summary of stock option activity in connection with the Employees' Plans and the Directors' Plan:

                                                                     Shares           Price Range
                                                                     ------           -----------
Options outstanding at December 31, 1994                            1,369,500         $2.50-$13.83

Options granted                                                       618,000          2.50-  2.87
Options expired                                                      (658,398)         2.50- 13.83
                                                                    ----------        ------------

Options outstanding at December 31, 1995                            1,329,102          2.50- 13.83

Options granted                                                       480,000             1.19
Options cancelled                                                    (336,102)         4.00- 11.75
Options expired                                                      (294,274)         2.87-  4.05
                                                                    ----------        ------------

Options outstanding at December 31, 1996                            1,178,726           1.19- 13.83

Options cancelled                                                    (419,088)          1.19- 13.83
Options granted                                                       641,563           0.38-  0.56
                                                                    ---------          ------------

Options outstanding at June 30, 1997                                1,401,201          $0.38-$ 2.50
                                                                    =========          ============

         As of June 30, 1997, options for 958,477 shares were exercisable.

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

(5)  INCOME TAXES-

         The provisions for income taxes relate to the Colombian activities of Argosy. The Colombian deferred tax liability was eliminated due to a write down of oil and gas properties in the first six months of 1997, totaling $14.2 million. No United States deferred taxes were provided because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset which the Company has determined is not presently realizable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Since December 31, 1996, the Company has expended approximately $3,300,000 for the acquisition, exploration and development of its oil and gas properties. Principal funding for these activities was provided primarily by cash flow from operations and by available cash balances. The Company has no significant lines of credit.

         Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the ten year exploration period of the Santana Contract, resulting in the discovery of four oil fields. The Company is completing the interpretation of additional seismic work performed on the Santana Block in 1996 and, depending upon the results of the seismic interpretation, may drill an additional exploratory well in 1998 on the Santana Block, with estimated total costs to the Company of approximately $1,400,000. The Company also plans to drill up to one additional development well on the Santana Block in 1998. The Company's share of the costs of drilling and completing this well is expected to range from $1,000,000 to $1,200,000. The seismic programs required during the first two years of the Yuruyaco Contract have also been completed.

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

          It is anticipated that the Company's foreign exploration and development activities will require substantial amounts of capital. To finance its planned exploration and development activities, the Company intends to utilize its existing working capital and cash flow from production in Colombia. The Company may also consider entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. As of June 30, 1997, Garnet was not in compliance with the minimum net worth covenant required by the Debentures. The Debenture holders have waived compliance with this requirement through October 1, 1998 subject to the termination of such waiver on October 31, 1997 if the ratio of the aggregate principal amount of outstanding Debentures to the sum of (i) the number of net barrels of proved oil reserves as of September 30, 1997 plus (ii) the number of net barrels of oil produced during the period from April 1, 1996 through September 30, 1997 is greater than 5.0 to 1. Such ratio was 4.7 to 1 as of June 30, 1997. If Garnet is unable to increase its net worth to the minimum required by October 1, 1998 (or by October 31, 1997 if the waiver is terminated as a result of the failure to maintain the aforementioned ratio), it will be necessary to extend the waiver or renegotiate the terms of the debt, which will otherwise mature in December 1998. In February 1997, Garnet retained Rauscher Pierce Refsnes, Inc. to assist Garnet in negotiating a transaction intended to maximize shareholder value such as a merger, debt restructuring, recapitalization and/or sale of assets (a "Restructuring Transaction"). If the Company does not consummate a Restructuring Transaction prior to the maturity date of the Debentures, in order to avoid non- compliance with its obligations under the Debentures, the Company will be required to renegotiate the terms of the Debentures to extend the maturity date so that the Debentures may be repaid out of cash flow from operations over time. There can be no assurance that the Company will be successful in consummating a Restructuring Transaction or in renegotiating the terms of the Debentures. In addition, if the Company is required to repay the Debentures out of cash flow, in the absence of significant increases in reserves, production or oil prices, it may be necessary for the Company to alter its planned exploration and development activities or take other measures to improve its liquidity.

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

          The foregoing discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to costs expected to be incurred in the development of the Company's properties, the receipt of environmental and other necessary administrative permits required for such development, future oil prices, future production rates, and the ability to consummate a Restructuring Transaction or to renegotiate the terms of the Company's outstanding Debentures. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projects due to unforeseen engineering, mechanical or technological difficulties in drilling or working over wells, regional political issues, general economic conditions, increased competition, changes in government regulation or intervention in the oil and gas industry, and other risks described herein. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

RESULTS OF OPERATIONS

                Three months and six months ended June 30, 1997
                    compared with the same period in 1996

         The Company reported net losses of $12,181,418 ($1.06 per share) and $647,184 ($.06 per share) for the three months ended June 30, 1997 and 1996, respectively.

         The decrease in oil and gas revenues was attributable to a continued decline in the average sales price for the period of $3.67 per barrel. The company's net revenue interest also declined from 21.8% to 15.3% after June 1996 due to reaching cumulative production on the Santana Block of 7MM barrels.

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                  1997         1996          1997        1996
                                                 ------       ------        ------      ------
         Average oil sales (BOPD)                 1,439        1,786        1,550       1,786
         Average oil price per barrel            $16.56       $20.23       $18.58      $19.03
         Production costs per barrel             $ 7.54       $ 5.93       $ 6.88      $ 5.64
         Depreciation, depletion and
          amortization per barrel                 $16.06      $11.97       $14.94      $10.92

          The net loss for the period increased by $10,700,000 due to a cost center ceiling write down resulting from a continued decrease in world oil prices and changes in proven reserve estimates at the end of the second quarter compared to year end December 31, 1996. The full cost ceiling write down utilized post balance sheet data prices, which were higher than prices at June 30, 1997. The balance sheet date price would result in an additional write down of $3,600,000. The increase in general and administrative expenses was due primarily to temporary increases in home office personnel costs related to the corporate financial officer's resignation. The provision for income taxes, all of which relates to Colombian operations, was significantly lower due to adjustments to deferred taxes as a result of a full cost ceiling write down of oil and gas properties.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Shareholders of the Company was held on May 22, 1997 pursuant to notice, at which the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected and qualify:

                                                                              Vote
                                                     For                     Withheld
                                                     ---                     --------
        Robert J. Cresci                          8,911,023                  578,314
        Douglas W. Fry                            8,912,023                  577,314
        Santiago Gonzalez                         8,912,023                  577,314
        Montague H. Hackett, Jr.                  8,927,423                  561,914
        Alastair Manson                           8,912,023                  577,314
        Wendell W. Robinson                       8,927,423                  561,914

        In addition, the following proposals were approved by the shareholders:

        The proposal to adopt the 1997 Directors Stock Option Plan was passed with 6,518,356 votes in favor, 2,661,727 votes against, and 100,965 abstentions.

        The proposal to adopt the amendment to the Company's Certificate of Incorporation was passed with 8,056,371 votes in favor, 1,362,934 votes against, and 70,032 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        (A)  EXHIBITS

             ITEM                                                        EXHIBIT
              NO.                      ITEM TITLE                          NO.
             ----        -------------------------------------------     -------
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

             (15)        Letter re: unaudited interim financial
                         information:  Not Applicable

             (18)        Letter re: change in accounting principles:
                         Not Applicable

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

             (99)        Additional Exhibits:  Not Applicable

(b)  REPORTS ON FORM 8-K

             No Reports on Form 8-K were filed by Registrant during the three months ended June 30, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GARNET RESOURCES CORPORATION

Date:   August 19, 1997                  /s/ Edgar L. Dyes
                                         ------------------------------------
                                         Edgar L. Dyes,
                                         Vice President and Treasurer
                                         (As both a duly authorized
                                         officer of Registrant and as
                                         principal financial officer
                                         of Registrant)

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                        DESCRIPTION
    -------                 -----------------------

      27                    Financial Data Schedule