Form 10-Q
period 1997-09-30
GARNET RESOURCES CORP /DE/
filed 1997-11-14
CIK 820084

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    --------------

                         Commission file number 0-16621

                          GARNET RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         74-2421851
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

                   Yes    X       No
                       ------         ------

As of November 14, 1997, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

        GARNET RESOURCES CORPORATION (THE "REGISTRANT" OR THE "COMPANY")
        ----------------------------------------------------------------
                                     INDEX



PART I  -    FINANCIAL INFORMATION                                    PAGE
------                                                                ----
Item 1. Financial Statements

            Consolidated Balance Sheets -
            September 30, 1997 (unaudited) and December 31, 1996       3-4

            Consolidated Statements of
            Operations for the Three Months and
            Nine Months Ended September 30, 1997 and 1996
            (unaudited)                                                  5

            Condensed Consolidated Statements of
            Cash Flows for Nine Months Ended
            September 30, 1997 and 1996 (unaudited)                      6

            Notes to Condensed Consolidated Financial
            Statements-September 30, 1997 (unaudited)                 7-11


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      11-13


PART II  -   OTHER INFORMATION
-------
         Item 6. Exhibits and Reports on Form 8-K                    14-15


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      -----------------------------------


                                               SEPTEMBER 30,      DECEMBER 31,
                                                  1997               1996
                                               -------------      ------------
      ASSETS                                    (unaudited)
      ------
CURRENT ASSETS:
     Cash and cash equivalents                 $  2,589,972       $  4,107,364
     Accounts receivable                          1,519,121          3,541,223
     Inventories                                    787,766            901,216
     Prepaid expenses                               192,296            132,199
                                               ------------       ------------
         Total current assets                     5,089,155          8,682,002
                                               ------------       ------------


PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties
       (full-cost method)-
           Proved                                59,022,429         56,500,390
           Unproved (excluded from
            amortization)                           260,211            227,846
                                               ------------       ------------
                                                 59,282,640         56,728,236
         Other equipment                            134,408            132,083
                                               ------------       ------------
                                                 59,417,048         56,860,319
         Less - Accumulated depreciation,
          depletion and amortization            (36,655,645)       (17,698,898)
                                               ------------       ------------
                                                 22,761,403         39,161,421
                                               ------------       ------------
OTHER ASSETS                                        572,253            678,132
                                               ------------       ------------

                                               $ 28,422,811       $ 48,521,555
                                               ============       ============





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   Continued


                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                 --------------     ------------
                                                                                     1997               1996
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                           $  1,835,940       $  2,004,648
     Accounts payable and accrued
      liabilities                                                                   1,223,682          3,323,214
                                                                                 ------------       ------------

         Total current liabilities                                                  3,059,622          5,327,862
                                                                                 ------------       ------------

LONG-TERM DEBT, net of current portion                                             21,301,740         21,629,232
                                                                                 ------------       ------------

DEFERRED INCOME TAXES                                                                      --            979,499
                                                                                 ------------       ------------

OTHER LONG-TERM LIABILITIES                                                           292,257            378,054
                                                                                 ------------       ------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 11,492,162 shares issued and outstanding as of September 30, 1997 and
         December 31, 1996                                                            114,923            114,922
     Capital in excess of par value                                                52,491,212         52,491,212
     Retained earnings (deficit)                                                  (48,836,943)       (32,399,226)
                                                                                 ------------       ------------

         Total stockholders' equity                                                 3,769,192         20,206,908
                                                                                 ------------       ------------

                                                                                 $ 28,422,811       $ 48,521,555
                                                                                 ============       ============





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   ------------------------------------------
                                  (Unaudited)




                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                        1997               1996              1997                 1996
                                    ------------       ------------     --------------       --------------
REVENUES:
     Oil sales                      $  2,084,492       $  2,495,050     $    7,297,972       $    8,680,427
     Interest                             49,322             69,745            158,118              204,244
                                    ------------       ------------     --------------       --------------
                                       2,133,814          2,564,795          7,456,090            8,884,671
                                    ------------       ------------     --------------       --------------
COSTS AND EXPENSES:
     Production                          898,251            778,223          2,829,103            2,610,638
     Exploration                           6,100                 --              9,552                5,258
     Loss on net assets held
       for disposition                        --                 --                 --               46,777
     General and
       administrative                    378,609            140,158            944,424              481,831
     Interest                            600,860            554,074          1,746,077            1,644,722
     Depreciation, depletion
       and amortization                  541,850          1,065,649          4,741,622            4,622,126
     Write down of oil and
       gas properties                         --                 --         14,216,868                   --
     Foreign currency
       translation (gain) loss           (99,488)            39,514           (204,249)             (85,919)
                                    ------------       ------------     --------------       --------------
                                       2,326,182          2,577,618         24,283,397            9,325,433
                                    ------------       ------------     --------------       --------------
INCOME (LOSS) BEFORE
 INCOME TAXES                           (192,368)           (12,823)       (16,827,307)            (440,762)

PROVISION FOR
  INCOME TAXES                           171,659            240,054           (389,590)             880,765
                                    ------------       ------------     --------------       --------------

NET LOSS                            $   (364,027)      $   (252,877)    $  (16,437,717)      $   (1,321,527)

NET LOSS PER SHARE                  $       (.03)      $       (.02)    $        (1.43)      $         (.11)
                                    ============       ============     ==============       ==============
WEIGHTED AVERAGE
SHARES OUTSTANDING                    11,492,162         11,492,162         11,492,162           11,492,162
                                    ============       ============     ==============       ==============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                              NINE  MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                        ------------------------------
                                                            1997               1996
                                                        ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $(16,437,717)      $(1,321,527)
     Exploration costs                                         9,552             5,258
     Loss on net assets held for disposition                      --            46,777
     Depreciation, depletion and amortization              4,741,622         4,622,126
     Write down of oil and gas properties                 14,216,868                --
     Deferred income taxes                                  (979,499)          277,368
     Changes in components of working capital              1,024,450          (105,241)
     Other                                                   180,144           173,768
                                                        ------------       -----------

         Net cash provided by operating activities         2,755,420         3,698,529
                                                        ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 (5,045,158)       (4,247,864)
     Proceeds from asset dispositions                             --           287,395
     (Increase) decrease in joint venture and
         contractor advances                               1,328,011             1,001
     Acquisition of interests in Argosy Energy
         International, net of cash acquired                      --                --
     Other                                                   (37,591)           90,714
                                                        ------------       -----------

         Net cash used for investing activities           (3,754,738)       (3,868,754)
                                                        ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of debt                                     (477,423)         (576,658)
     Costs of debt issuances                                 (40,651)          (27,514)
                                                        ------------       -----------

         Net cash used for financing activities             (518,074)         (604,172)
                                                        ------------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,517,392)         (774,397)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                   4,107,364         5,713,191
                                                        ------------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  2,589,972       $ 4,938,794
                                                        ============       ===========
Supplemental disclosures of cash flow information:

 Cash paid for -
     Interest, net of amounts capitalized               $  1,632,678       $ 1,440,509
     Income taxes                                            419,216           237,283



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 GARNET RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                         ------------------------------
                                  (Unaudited)


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

(2)  COLOMBIAN OPERATIONS-

         Through its ownership of interests in Argosy Energy International, a Utah limited partnership ("Argosy"), the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract has a ten-year exploration period and a twenty two-year production period expiring in 1997 and 2015 respectively. The exploration period expired in July 1997, and required a partial relinquishment of the remaining contract area leaving only the area surrounding the commercial fields plus a five kilometer buffer zone. Expenditure obligations required by the Santana Contract have been met. One development well, Linda No. 5 was completed in the second quarter of 1997 and is currently on production. The joint venture may drill one additional well in 1998. As of September 30, 1997, future costs for additional drilling are estimated at $1.0 to $1.2 million, net to the Company's interest.

         Argosy and its joint venture partner also have three additional association contracts with Ecopetrol (the "Fragua Contract", the "Yuruyaco Contract" and the "Aporte Putumayo Contract"). The joint venture has filed for formal relinquishment of all three of these contract areas, acceptance of which is anticipated before year-end. The Company has no further expenditure obligations with respect to these contracts, except for costs related to abandonment of old wells on the Aporte Putumayo Block which is estimated to be $277,000 net to Garnet's interest. Expenditure obligations for the first two years of the Yuruyaco Contract were satisfied with the acquisition of 50 kilometers of 2-D seismic over the area.

          Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract provides that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 50% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of successful exploratory wells in the field. After June 1996, when cumulative oil production from the Santana Contract reached seven million barrels,

Ecopetrol continued to bear 50% of development costs, but its interest in production revenues and operating costs applicable to wells on the Santana Block increased to 65%. The joint venture paid all costs of the exploration program for the Santana Block during the first two years of the contract and thereafter the joint venture and Ecopetrol have been obligated to pay 70% and 30%, respectively, of such exploration costs.

         The Company's resulting net participation in revenues and costs for the Santana Contract are as follows:

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

         Long-term debt at September 30, 1997 and December 31, 1996 consisted of the following:

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
                                                                 ===========          ===========


         In 1993 Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. As of September 30, 1997, Garnet was not in compliance with the minimum net worth required by the Debentures. The Company has classified the Debentures as long-term debt in the accompanying consolidated balance sheets because the Debenture holders have waived compliance with this requirement through October 1, 1998.

         In 1994 Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy, the loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company used these funds to drill development wells and complete the construction of its production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners, including the Company, prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at September 30, 1997 was 5.875%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed. Based on the Qualifying Oil Reserves Certificate issued May 15, 1997, the company is in compliance with the covenants and ratios required by the OPIC Loan Agreements.


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

         The Employee stock options are generally exercisable for a period of 10 years and 30 days from the date of grant. The purchase price of shares issuable upon exercise of an option may be paid in cash or by delivery of shares with a value equal to the exercise price of the option. The Committee has generally determined that the right to exercise non-incentive options issued to employees vests over a period of four years, so that 20% of the options become exercisable on each anniversary of the date of grant.

         On May 22, 1997, Garnet adopted the 1997 Directors Stock Option Plan (the "1997 Directors Plan") pursuant to which an aggregate of 470,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to non-employee directors. An aggregate of 306,975 shares were issuable as of September 30, 1997 upon exercise of options granted thereunder in exchange, among other things, for the surrender of options previously granted to such directors. Directors stock options are exercisable for a period of 5 years from the date of grant. The purchase price of shares issuable upon exercise of a directors stock option must be paid in cash.

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

         The following is a summary of stock option activity in connection with the Employees' Plans and the Directors' Plan:

                                                                        Shares              Price Range
                                                                        ------              -----------
Options outstanding at December 31, 1994                               1,369,500            $2.50-$13.83

Options granted                                                          618,000             2.50-  2.87
Options expired                                                         (658,398)            2.50- 13.83
                                                                      ----------            ------------

Options outstanding at December 31, 1995                               1,329,102             2.50- 13.83

Options granted                                                          480,000                1.19
Options cancelled                                                       (336,102)            4.00- 11.75
Options expired                                                         (294,274)            2.87-  4.05
                                                                      ----------            ------------

Options outstanding at December 31, 1996                               1,178,726             1.19- 13.83

Options cancelled                                                       (419,088)            1.19- 13.83
Options granted                                                          641,563             0.38-  0.56
                                                                      ----------            ------------

Options outstanding at September 30, 1997                              1,401,201            $0.38-$ 2.50
                                                                      ==========            ============


         As of September 30, 1997, options for 958,477 shares were exercisable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Since December 31, 1996, the Company has expended approximately $5,100,000 for the acquisition, exploration and development of its oil and gas properties. Principal funding for these activities was provided primarily by cash flow from operations and by available cash balances. The Company has no significant lines of credit.

         Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the ten year exploration period of the Santana Contract, resulting in the discovery of four oil fields. The Company is completing the interpretation of additional seismic work performed on the Santana Block in 1996 and, depending upon the results of the seismic interpretation, may drill one additional well on the Santana Block in 1998. The Company's share of the costs of drilling and completing this well is expected to range from $1,000,000 to $1,200,000. The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared commercial by Ecopetrol in 1993. Production from the four fields is presently approximately 8,000 barrels of oil per day. The Company's share of such production is 15.3%.

         The Company expects to fund its operations, including its exploration and development activities, from cash flow from operations and working capital. Under the terms of an escrow agreement executed in connection with the OPIC loan, the Company's revenues from its Colombian properties which are payable in U.S. Dollars (75% of such revenues) are paid into an escrow account at Texas Commerce Bank. On the 15th day of each month, an amount in excess of the aggregate of all principal, interest and fees payable to OPIC over the succeeding six months is disbursed to the Company from the escrow account while the remaining amount is held to secure the payment of amounts due OPIC. As a principal payment of $1,350,000 is due under the OPIC loan on June 15, 1998, the amount to be held in the escrow account will increase on December 15, 1997 until such payment is made. Based on its current production and the current oil price, the Company believes that the 25% of Colombian revenues payable in pesos together with the amounts expected to be released from the escrow account will be sufficient to fund its operating expenses and the interest payments on its Debentures. If the Company incurs unexpected substantial expenses or if its revenues from production decrease, the Company may be required to curtail its operations or apply to OPIC for a release of funds from the escrow account. In such event, no assurance can be made that OPIC would agree to amend the terms of the escrow account.

         In February 1997, Garnet retained Rauscher Pierce Refsnes, Inc. to assist Garnet in negotiating a transaction intended to maximize shareholder value such as a merger, debt restructuring, recapitalization and/or sale of assets (a "Restructuring Transaction"). As the Company does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the Debentures at maturity, the Company must consummate a Restructuring Transaction prior to their maturity date in order to avoid non-compliance with its obligations under the Debentures. If no restructuring transaction is consummated the Company will be required to renegotiate the terms of the Debentures to extend the maturity date so that the Debentures may be repaid out of cash flow from operations over time. There can be no assurance that the Company will be successful in consummating a Restructuring Transaction or in renegotiating the terms of the Debentures. In addition, if the Company is required to repay the Debentures out of cash flow, in the absence of significant increases in reserves, production or oil prices, it may be necessary for the Company to alter its planned exploration and development activities or take other measures to improve its liquidity.

         As of September 30, 1997, Garnet was not in compliance with the minimum net worth covenant required by the Debentures. Although the Debenture holders have waived compliance with this requirement through October 1, 1998, if Garnet is unable to increase its net worth to the minimum required by such date, it will be necessary to extend the waiver or renegotiate the terms of the debt, which will otherwise mature in December 1998.

         The Company intends to use its existing working capital and cash flow from production in Colombia, to the extent available, to finance its planned exploration and development activities. Any additional exploration and development activities will require substantial amounts of additional capital. The Company may also consider entering into arrangements whereby certain costs of exploration are paid by others to earn an interest in the properties. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of an oil and gas business is uncertain due, in part, to the substantial instability in oil and gas prices in recent years and to the volatility of financial markets. There can be no assurance that the additional financing which may be necessary to fund the Company's operations and obligations will be available on economically acceptable terms. In addition, the Company's ability to continue its exploration and development programs may be dependent upon its joint venture partners financing their portion of such costs and expenses. There can be no assurance that the Company's partners will contribute, or be in a position to contribute, their costs and expenses of the joint venture programs. If the Company's partners cannot finance their obligations to the joint ventures, the Company may be required to accept an assignment of the partners' interests therein and assume their financing obligations. If sufficient funds cannot be raised to meet the Company's obligations in connection with its properties, the interests in such properties might be sold or forfeited.

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

RESULTS OF OPERATIONS

             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                     COMPARED WITH THE SAME PERIODS IN 1996
             -----------------------------------------------------

         The Company reported net losses of $364,027 ($.03 per share) and $252,877 ($.02 per share) for the three months ended September 30, 1997 and 1996, respectively.

         Oil and gas revenues decreased by 411,000 for the third quarter compared to the same period in 1996. The decrease was mostly attributable to lower average crude oil sales prices.


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                    1997        1996               1997         1996
                                                   ------       -----             ------       -----

         Average oil sales (BOPD)                   1,411        1,401             1,503        1,657
         Average oil price per barrel              $16.05       $19.36            $17.78       $19.12
         Production costs per barrel               $ 6.92       $ 6.04            $ 6.89       $ 5.75
         Depreciation, depletion and
           amortization per barrel                 $ 4.15       $ 8.24            $11.53       $10.16

         The company experienced an increased net loss compared to the same period in 1996 due to lower sales revenues, higher producing costs and reduced reimbursements of administrative costs from joint venture partners. As a result of full cost accounting rules, the company was required to write down its oil and gas properties by $14.2 million in the first six months of 1997. The full cost ceiling test for the current period using post balance sheet oil prices for the calculation of future net revenues resulted in no additional write down.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------
         (a)  EXHIBITS

 ITEM                                                          EXHIBIT
  NO.                      ITEM TITLE                            NO.
 ----         ---------------------------------------           ----

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

 (99)        Additional Exhibits:  Not Applicable


(b)  REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed by Registrant during the three months ended September 30, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GARNET RESOURCES CORPORATION


Date:  November 14, 1997           /s/ Edgar L. Dyes
                                   ----------------------------
                                   Edgar L. Dyes,
                                   Vice President and Treasurer
                                   (As both a duly authorized
                                   officer of Registrant and as
                                   principal financial officer
                                   of Registrant)