Form 10-K
period 1997-12-31
GARNET RESOURCES CORP /DE/
filed 1998-03-31
CIK 820084

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of voting stock held by non-affiliates of the Registrant on March 2, 1998 was approximately $459,686. On such date, the last sale price of Registrant's Common Stock was $0.04 per share.

      As of March 2, 1998 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

PART I....................................................................  1

  Item 1.  Business.......................................................  1
           General .......................................................  1
           Properties.....................................................  2
           Financial Information about Industry Segments..................  3
           Narrative Description of Business..............................  3
           Financial Information about Foreign and Domestic Operations and Export Sales...............................................  6

  Item 2.  Properties.....................................................  6
           Colombia.......................................................  6
           Papua New Guinea...............................................  8
           Supplementary Information in Respect of Oil and Gas Properties.  9

  Item 3.  Legal Proceedings.............................................. 10

  Item 4.  Submission of Matters to a Vote of Security Holders............ 10

PART II................................................................... 10

  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters............................................ 10
           Market Information............................................. 10
           Holders........................................................ 10
           Dividends...................................................... 11

  Item 6.  Selected Financial Data........................................ 11

  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 12
           Resources and Liquidity........................................ 12
           Results of Operations.......................................... 14

  Item 8.   Financial Statements and Supplementary Data................... 15

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 15

PART III.................................................................. 15

  Item 10. Directors and Executive Officers of the Registrant............. 15

  Item 11. Executive Compensation......................................... 17

  Item 12. Security Ownership of Certain Beneficial Owners and Management. 19

  Item 13. Certain Relationships and Related Transactions................. 21

PART IV................................................................... 21

  Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.................................................... 21

  Signatures.............................................................. 22

                                     PART I

Item 1. Business.

      (a)   General.

            Garnet Resources Corporation, a Delaware corporation ("Garnet"), is engaged primarily in the exploration, development and production of oil and gas properties located outside the United States. As used herein, the "Company" shall mean Garnet and its subsidiaries. The Company currently holds interest in oil and gas properties in the Republic of Colombia ("Colombia") and the Independent State of Papua New Guinea ("Papua New Guinea"). The Company's activities in Colombia are conducted through Argosy Energy International, a Utah limited partnership ("Argosy") in which Garnet is a limited partner and in which a wholly owned subsidiary of Garnet is the general partner. Since inception, the Company has conducted and concluded exploration activities in five additional countries, and also owned a small number of working interests in producing oil and gas properties in the United States, which were sold in 1992.

            A decline in the price of oil in 1997 and a decline in the rate of production commencing in the third quarter of 1997 resulted in a 73% decrease in the Company's estimate of discounted future net cash flows from proved reserves at December 31, 1997 and a 22% decrease in revenues from oil sales during 1997 compared to 1996. As a result, the Company recorded $25.8 million of write downs of oil and gas properties during 1997, resulting in a significant net loss during 1997 and negative stockholders' equity at December 31, 1997.

            In view of its operating losses and financial condition, the Company initiated further cost containment programs in 1997 including a 28% reduction in its Colombian personnel and the termination of all U.S. personnel other than Douglas W. Fry, the Chief Executive Officer, and Edgar L. Dyes, the Chief Financial Officer. The Company also engaged Rauscher Pierce Refsnes, Inc. as a financial advisor to provide assistance in negotiating a business combination or a debt restructuring transaction to address the Company's liquidity issues. Although the Company engaged in comprehensive efforts, including extensive negotiations with two separate candidates, the Company was not successful in concluding a transaction. The Company is currently engaged in negotiations to effect a business combination, although no assurance can be given that such negotiations will result in a definitive agreement or the consummation of a transaction.

            The Company is highly leveraged with $22.6 million in current debt consisting of (i) $15 million of 9 1/2% Convertible Subordinated Debentures due December 21, 1998 (the "Debentures") and (ii) $7.7 million ($7.6 million net to Garnet) of an outstanding loan (the "OPIC Loan") to Argosy from Chase Bank of Texas ("Chase") which is guaranteed by the Overseas Private Investment Corporation ("OPIC") and secured by Argosy's assets in Colombia and Garnet's direct and indirect interests in Argosy. Based on Argosy's year-end financial statements, Argosy has determined that it is no longer in compliance with certain covenants required by the finance agreement governing the OPIC Loan. In the absence of a waiver of such covenants, either OPIC or Chase have the right to call a default under the OPIC Loan, accelerate payment of all outstanding amounts due thereunder and realize upon the collateral securing the OPIC Loan. Although Argosy intends to apply for a waiver, and such waivers have been obtained in the past year, given the Company's financial position and negative working capital balance at December 31, 1997, no assurance can be given that such waiver will be granted or continued. Under the terms of the OPIC Loan, the 75% of proceeds from Argosy's oil sales which are paid in U.S. dollars are deposited into an escrow account with Chase to secure payment of the OPIC Loan. The escrow account minimum required balance at March 15, 1998 was $1,700,000 and the total account balance was $1,953,000. Any excess in the escrow account over the minimum balance can be released to Argosy and used to pay operating expenses and amounts due under the OPIC Loan. Even if OPIC grants a waiver of the loan covenants with which Argosy is not in compliance, if the minimum balance required in such escrow account increases, as a result of a change in the amortization schedule or otherwise, sufficient funds may not be available to fund the Company's operations.

            The Company's financial forecasts indicate that, assuming no changes in its capital structure, working capital and cash flow from operations will not be sufficient to make the interest payment due on the Debentures on March 31, 1998, to pay principal and interest due under the OPIC Loan on June 15, 1998 and to maintain the minimum balance in the escrow account. The Company also does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the Debentures at maturity or earlier, if the Debenture holders call a default as a result of the non-payment of interest. The Company must complete a restructuring transaction or renegotiate the terms of the Debentures in order to avoid non-compliance with its obligations to pay the Debentures. As a result, management believes there is substantial doubt about the Company's ability to continue as a going concern. In the absence of a business transaction or a restructuring of the Company's indebtedness, the Company may seek protection from its creditors under the Federal Bankruptcy Code.

            (b) Properties.

            Argosy has an interest in a risk sharing contract signed in 1987 (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"), involving exploration, development and production activities in 52,000 acres (the "Santana Block"), in the Putumayo Basin of southwestern Colombia. Argosy participates in these contracts through a 55% interest in a joint venture with Neo Energy, Inc. ("Neo"), a subsidiary of Aviva Petroleum Inc. Argosy also holds an interest, though its joint venture with Neo, in the following three additional oil and gas exploration contracts with Ecopetrol; (i) an association contract signed in 1992 (the "Fragua Contract") covering approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), (ii) an association contract signed in 1995 (the "Yuruyaco Contract") covering approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"), and (iii) Association Agreements signed in 1972, as amended (the "Aporte Putumayo Contracts"), covering approximately 77,000 acres 20 miles south of the Santana Block (the "Aporte Putumayo Block"). These three contract areas have been submitted to Ecopetrol for relinquishment. Work commitments in all of the blocks have been met and approval of formal relinquishment is not expected to be withheld. Argosy and Neo remain liable for the costs of abandonment of five wells on the Putumayo Block.

            The Santana Block has been the focus of the Company's exploration and development activities in Colombia in recent years. The Company has discovered four oil fields on the Santana Block, which produced a total of approximately 12,245,000 barrels of oil during the period from commencement of production in April 1992 through December 1997. The Company's share of production since 1992 was approximately 2,330,000 barrels in the aggregate; the Company's share of 1997 production was 516,543 barrels. In 1997, one gross (.5 net) productive development well was drilled on the Santana Block. The

Company also completed its evaluation of data from a 3-D seismic survey over its Mary and Miraflor fields completed in 1996 to define the limits of the fields, identify possible locations for additional development wells, and ascertain the exploration potential of areas west of the Mary field. Additionally the joint venture approved the construction of a small refinery to produce diesel fuel for consumption in operations. This small refinery is expected to begin operations during the first quarter of 1998.

            In an agreement dated November 24, 1997, among Occidental Kanau Ltd, ("Kanau"), Occidental of Papua New Guinea Ltd. ("Occidental PNG"), Santos Niugini Exploration Pty. Limited ("Santos"), Niugini Energy, Inc ("Nuigini") and Garnet PNG Corporation ("Garnet PNG"), a wholly owned subsidiary of Garnet, Garnet PNG agreed to exchange its 6% interest (the "PPL-181 Interest") in Petroleum Prospecting License No. 181 ("PPL-181"), a license to explore for oil and gas on approximately 952,000 acres (the "PPL-181 Area"),for a 4% interest in a newly applied for but not yet issued petroleum prospecting license ("New PPL") covering the PPL-181 Area and Petroleum Prospecting License No. 158 ("PPL-158") held by Occidental PNG and Santos. Garnet PNG also held a 7.73% interest in an adjoining license, Petroleum Prospecting License No. 174 ("PPL-174"), on which an exploratory dry hole was drilled in the first quarter of 1996. For more information regarding PPL-181, PPL-158, PPL-174 and New PPL, see "Properties - Papua New Guinea".

            Garnet was incorporated in the state of Delaware in June 1986. Garnet's principal executive office is located at 11011 Richmond Avenue, Suite 650, Houston, Texas 77042 and its telephone number is (713) 783-0010.

      (c)   Financial Information about Industry Segments.

            The Company operates in one industry segment.

      (d)   Narrative Description of Business.

            General. The Company is currently engaged in the exploration of oil and gas properties located in Colombia and Papua New Guinea, and is engaged in the production and development of oil from its properties in Colombia.

            Risks Associated with the Company's Business. The Company has expended significant amounts of capital on the acquisition, exploration and development of its properties. If the Company is unable to conclude a business combination or a debt restructuring transaction, it is unlikely that the Company will have the resources to finance any further exploration or development activity. Accordingly, there can be no assurance that any additional exploration or development activities will be conducted, other than those activities required to deplete the Company's existing reserves. The present environment for financing the ongoing obligations of an oil and gas business is uncertain due, in part, to the substantial instability in oil and gas prices in recent years and to the volatility of financial markets. For additional information on the Company's cash requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

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

            The Company has invested and may continue to invest primarily in properties located outside the United States, in certain countries which may be considered politically and economically unstable. Accordingly, the Company is subject to risks inherent in the ownership and development of foreign properties including, without limitation, cancellation or renegotiation of contracts, royalty and tax increases, retroactive tax claims, expropriation, adverse changes in currency values, foreign exchange controls, import and export regulations, environmental controls, and other laws, regulations or international developments which may adversely affect the Company's properties. In addition, there are usually significant logistical problems, costs and risks in conducting oil and gas activities in remote, rugged and primitive regions such as Papua New Guinea, or in Colombia where Argosy's operations are exposed to potentially detrimental activities by the leftist guerrillas that have operated there for many years. In 1997, Argosy's assets were damaged as a result of guerrilla activities, although the losses have been substantially recovered through insurance. There can be no assurance that Argosy's operations in Colombia will not be the target of similar attacks in the future, or that Argosy will be able to continue to insure its assets against similar losses.

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

            Employees. The Company's operations are managed from its Houston, Texas office, which consists of a staff of two employees, using professional consulting services as needed.

      (e) Financial Information about Foreign and Domestic Operations and Export Sales.

            Financial information about foreign and domestic operations may be found in Note 10 of the Notes to Consolidated Financial Statements contained in
Item 8 of Part II.

Item 2. Properties.

            Colombia.

            Through its interests in Argosy, the Company presently has a 54.6% indirect interest in the Santana Contract. Argosy has 76 employees in Colombia and serves as the operator of the Santana Block, the Fragua Block and the Yuruyaco Block under operating agreements with Ecopetrol and with Neo.

            The Colombian properties are located in the Putumayo Region of southern Colombia which is bounded by the Andes mountains on the west and northwest and the Upper Amazon Platform on the east which lies within the northern portion of a larger regional basin extending nearly 800 miles southward through Ecuador into eastern Peru and western Brazil.

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

            The Santana Contract has a term of 28 years, including an exploration period of 10 years, which ended in July 1997. At the end of the exploration period, all acreage was relinquished except acreage contained within productive fields plus a three-mile reserve zone around each field. Under the terms of the Santana Contract, Ecopetrol is required to pay 30% of exploration costs, 50 % of development costs, and 65 % of operating expenses. They receive a royalty equal to 20% of production on behalf of the Colombian Government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 65% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture, from Ecopetrol's share of future production from each well, for an additional 20% of the direct costs of drilling the discovery well.

            The Company's net participation in revenues and costs for the Santana Contract is as follows:

                              Production   Operating   Exploration   Development
                               Revenues      Costs        Costs         Costs
                              ----------   ---------   -----------   -----------
After seven million barrels      15.3%        19.1%        38.2%        27.3%
 of accumulated production

            The joint venture has completed its seismic acquisition and drilling obligations for the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol.

            Oil production from the Santana Block moves through the 25-mile Uchupayaco-Santana pipeline built and completed by the joint venture in 1994 to Ecopetrol's Trans-Andean pipeline, where it is transported an additional 230 miles to the Pacific coast export terminal at Tumaco. Under the terms of a contract with Ecopetrol, all oil produced from the Santana Block is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a handling and commercialization fee of $.515 per barrel. If Ecopetrol does not export the oil, the price paid is based on the price received from Ecopetrol's Cartagena refinery, adjusted for quality differences, less Ecopetrol's cost to transport the crude to Cartagena and a handling and commercialization fee of $.415 per barrel. The average sales price per barrel of oil produced from the Santana Block during 1997 was $17.39. The contract also requires Argosy to pay a tariff to transport its oil through the Trans-Andean pipeline, the amount of which is presently $1.27 per barrel. Under the terms of its contract with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos, which may only be utilized in Colombia.

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

            Argosy's net income, as defined under Colombian law, from Colombian sources is subject to Colombian taxation at a rate of 35%, although a "presumptive" minimum income tax based on net assets may apply under certain circumstances. Unless Argosy transfers such net income to its assigned capital account, an additional remittance tax accrues at the rate of 12% in 1996, 10% in 1997 and 7% in future years. Payment of the additional remittance tax, if any, may be deferred under certain circumstances if Argosy has reinvested such income in Colombia. For oil fields discovered before 1995, the Colombian Government also imposes a production tax equal to 7% of the crude oil price through 1997 if the field began producing before 1995, or 5.5%, 4% and 2.5%, respectively, of the crude oil prices in 1998, 1999 and 2000 if the field began producing after 1994. The production tax now only applies to production from the Miraflor field.

            Papua New Guinea.

            The PPL-181 Area is located in the Western, Gulf and Southern Highland Provinces of Papua New Guinea. The northern section of the PPL-181 Area is in a mountainous tropical rain forest while the southern section of PPL-181 is predominantly lowlands jungle and coastal swamps. In 1986 oil was discovered approximately 10 miles from the northern border of PPL-181 in an adjoining license area. The PPL-158 area is located to the northwest and adjoining the PPL-181 Area.

            Under the terms of an agreement pertaining to PPL-181, Occidental International Exploration and Production Company ("Occidental") agreed to drill and complete at its cost a test well on the PPL-181 Area by September 1997. The well was commenced in March 1997 and plugged and abandoned as a dry hole on April 17, 1997. PPL-181 is owned by Occidental (88%), Garnet PNG (6%) and Niugini (6%).

            According to the terms of the agreement governing the New PPL, the parties agreed to perform surface geological work and complete a seismic program during late 1997 and early 1998. These activities are presently underway and a decision regarding the drilling of an exploratory well in late 1998 or early 1999 will be made once the results of the geological work and seismic program have been evaluated. Garnet PNG is not obligated to pay any of the costs relative to the work presently underway. Should the parties decide to drill an exploratory well, the Company will have the option to pay its share of the cost of this well (estimated to be $224,000) and maintain its interest at 4% or reduce its interest to 2% and have no obligation to pay its share of the drilling, testing and completion costs of the well.

            In the first quarter of 1996, an exploratory dry hole was drilled on the PPL-174 area. Garnet PNG contributed approximately $238,000 to the costs of the well. PPL-174 was surrendered on April 25, 1997.

            Under the provisions of PPL 158 and PPL -181 the terms of any oil and gas development are set forth in a Petroleum Agreement with the Government of Papua New Guinea. The Petroleum Agreement provides that the operator must carry out an appraisal program after a discovery to determine whether the discovery is of commercial interest. If the appraisal is not carried out or the discovery is not of commercial interest, the license may be forfeited. If the discovery is of commercial interest, the operator must apply for a Petroleum Development License. The Government retains a royalty on production equal to 1.25% of the wellhead value of the petroleum and, at its election, may acquire up to a 22.5% interest in the petroleum development after recoupment by the operator of the project costs attributable thereto out of production. In addition, income from petroleum operations is subject to a Petroleum Income Tax at the rate of 50% of net income, which is defined as gross revenue less royalties, allowances for depreciation, interest deductions, operating costs and previous tax losses carried forward. An Additional Profits Tax of 50% of cash flow (after deducting ordinary income tax payments) is also payable when the accumulated value of net cash flows becomes positive. For annual periods in which net cash flows are negative, the cumulative amount is carried forward and increased at an annual accumulation rate of 27%. The Additional Profits Tax is calculated separately for each Petroleum Development License. In calculating the applicable tax, interest expenses paid by Garnet PNG prior to the issuance of a Petroleum Development License and, thereafter, to the extent that Garnet PNG's debt to equity ratio exceeds two-to-one, are not deductible.

            Supplementary Information in Respect of Oil and Gas Properties.

            Reserves Reported to Other Agencies. No estimates of the Company's total proved net oil and gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission and OPIC.

            Productive Wells and Acreage. As of December 31, 1997, the Company owned 13 gross (2.0 net) productive oil wells and 3,706 gross (923 net) developed acres in Colombia.

            Undeveloped Acreage. The following table sets forth estimates of the undeveloped acreage for which oil and gas leases or concessions were held by the Company as of December 31, 1997:

                                              Gross Acres             Net Acres
                                              -----------             ---------

            Colombia                             48,636                 26,750
            Papua New Guinea                    952,000                 57,120
                                              ---------                 ------
                  Total                       1,000,636                 83,870

            Drilling Activity. The following table sets forth the number of wells drilled by the Company during the three years ended December 31, 1997.

                                                 Exploratory                                    Development
                                  ------------------------------------------    -------------------------------------------
                                     Productive                 Dry                Productive                  Dry
                                  -------------------    -------------------    -------------------     -------------------
Year ended                        Gross       Net        Gross       Net        Gross       Net         Gross       Net
                                  -------     -------    -------     -------    -------     -------     -------     -------
December 31, 1997:
    Colombia                           --          --         --          --          1          .5          --          --
                                  =======     =======    =======     =======    =======     =======     =======     =======

Year ended December 31, 1996:
    Columbia                           --          --          1          .4          2          .5          --          --
                                  =======     =======    =======     =======    =======     =======     =======     =======

Year ended December 31, 1995:
    Colombia                           --          --          1          .4          1          .3           1          .3
    Turkey                             --          --          1          .3          -          --          --          --
                                  -------     -------    -------     -------    -------     -------     -------     -------
                                       --          --          2           1          1          .3           1          .3
                                  =======     =======    =======     =======    =======     =======     =======     =======

            Present Activities. As of December 31, 1997, no wells were in progress.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a)   Market Information.

            Shares of Garnet's Common Stock have been traded on the OTC Bulletin Board under the symbol "GARN" since December 1997. Prior thereto, the Common Stock was trading on the Nasdaq Stock Market. The range of reported high and low sales prices for shares of Garnet's Common Stock as supplied by Nasdaq and the OTC Bulletin Board was as follows:

                  Calendar Period         High            Low
                  ---------------         ----            ---
                  1997
                  ----
                  Fourth Quarter       $  .375        $  .040
                  Third Quarter           .500           .250
                  Second Quarter          .500           .313
                  First Quarter           .969           .375

                  1996
                  ----
                  Fourth Quarter       $   .53        $   .25
                  Third Quarter            .63            .25
                  Second Quarter          1.00            .44
                  First Quarter           2.00            .94

      (b)   Holders.

            As of February 28, 1998, shares of Garnet's Common Stock were held of record by approximately 1,500 persons, including several holders who are nominees for an undetermined number of beneficial owners.

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

            Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately US $290,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

Item 6. Selected Financial Data.

            The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.

                                                     Year Ended December 31,
                           ---------------------------------------------------------------------
Income Statement Data:            1997           1996          1995          1994          1993
                           ---------------------------------------------------------------------
Revenues                    $9,181,783    $11,709,227    $8,881,133    $4,355,365    $4,596,766

Net loss                   (27,790,244)    (2,059,897)   (4,623,322)   (7,425,527)   (3,447,093)

Net loss per share               (2.42)          (.18)         (.40)         (.67)         (.31)

Weighted average shares
outstanding                 11,492,162     11,492,162    11,416,828    11,125,537    11,124,929

Cash dividends per share            --             --            --            --

                                                     Year Ended December 31,
                           ----------------------------------------------------------------------
Balance Sheet Data:               1997           1996           1995          1994          1993
                           ----------------------------------------------------------------------
Total assets                16,460,448    $48,521,555    $48,959,028   $49,300,037   $52,151,499

Long-Term Debt                       -     21,629,232     20,151,120    17,506,105    15,227,999

Stockholders' equity        (7,583,336)    20,206,908     22,266,805    25,790,252    33,215,779

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      (a)   Resources and Liquidity

            The Company is highly leveraged with $22.6 million in current debt consisting of (i) $15 million of Debentures due December 21, 1998 and (ii) $7.7 million ($7.6 million net to Garnet) in principal outstanding under the OPIC Loan to Argosy. Based on Argosy's year-end financial statements, Argosy has determined that it is no longer in compliance with certain covenants required by the finance agreement governing the OPIC Loan. In the absence of a waiver of such covenants, either OPIC or Chase would have the right to call a default under the OPIC Loan, accelerate payment of all outstanding amounts due thereunder and realize upon the collateral securing the OPIC Loan. Although Argosy intends to apply for a waiver, and such waivers have been obtained during the past year, given the Company's financial position and negative working capital balance at December 31, 1997, no assurance can be given that such waiver will be granted or continued. Under the terms of the OPIC Loan, the 75% of proceeds from Argosy's oil sales which are paid in U.S. dollars are deposited into an escrow account with Chase to secure payment of the OPIC Loan. Argosy is required to maintain a minimum balance in such escrow account equal to six months of interest, principal and other fees due under the OPIC Loan. The escrow account minimum required balance at March 15, 1998 was $1,700,000 and the total account balance was $1,953,000. Any excess in the escrow account over the minimum balance can be released to Argosy and used to pay operating expenses and amounts due under the OPIC Loan. Even if OPIC grants a waiver of the loan covenants with which Argosy is not in compliance, if the minimum balance required in such escrow account increases, as a result of a change in the amortization schedule or otherwise, sufficient funds may not be available to fund the Company's operations.

            The Company's financial forecasts indicate that, assuming no changes in its capital structure, working capital and cash flow from operations will not be sufficient to make the interest payment due on the Debentures on March 31, 1998, to pay principal and interest due under the OPIC Loan on June 15, 1998 and to maintain the minimum balance in the escrow account. The Company also does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the Debentures at maturity or earlier if the Debenture holders call a default as a result of the non-payment of interest. The Company must complete a restructuring transaction or renegotiate the terms of the Debentures in order to avoid non-compliance with its obligations to pay the Debentures. As a result, management believes there is substantial dobut about the Company's ability to continue as a going concern. In the absence of a business transaction or a restructuring of the Company's indebtedness, the Company may seek protection from its creditors under the Federal Bankruptcy Code.

            In view of its operating losses and financial condition, the Company initiated further cost containment programs in 1997 including a 28% reduction in its Colombian personnel and the termination of all U.S. personnel other than Douglas w. Fry, the Chief Executive Officer, and Edgar L. Dyes, the Chief Financial Officer. The Company also engaged Rauscher Pierce Refsnes, Inc. as a financial advisor to provide assistance in negotiating a business combination or a debt restructuring transaction to address the Company's liquidity issues. Although the Company engaged in comprehensive efforts, including extensive negotiations with two separate candidates, the Company was not successful in concluding a transaction. The Company is currently engaged in negotiations to effect a business combination, although no assurance can be given that such negotiations will result in a definitive agreement or the consummation of a transaction.

            For the three years ended December 31, 1997, the Company expended approximately $19,200,000 for the acquisition, exploration and development of its oil and gas properties. Such expenditures include approximately $18,400,000 for exploration and development activities in Colombia, approximately $388,000 for exploration and related costs in Papua New Guinea, and approximately $360,000 for acquisition and exploration activities in Turkey, France, Canada and other countries. These activities have been financed primarily by proceeds from (i) the issuance of the Debentures in 1993, the net proceeds of which totaled $14,231,000, and (ii) loans guaranteed by OPIC, the net proceeds of which were approximately $8,425,000. The Company has no significant lines of credit.

            Argosy and its joint venture partner have completed the seismic acquisition and drilling obligations for the ten year exploration phase of the Santana Contract, resulting in the discovery of four oil fields. The Toroyaco and Linda fields, the first two fields discovered on the Santana Block, began producing in 1992. The Mary and Miraflor fields, the last two fields discovered, were declared commercial by Ecopetrol in 1993. Production from the four fields is presently approximately 6,700 barrels of oil per day. The Company's share of such production is 15.3%. The Company is not planning to drill any wells during 1998.

            It is anticipated that any future foreign exploration and development activities will require substantial amounts of capital. If the Company is unable to conclude a business combination or a debt restructuring transaction, it is unlikely that the Company will have the resources to finance any further exploration or development activity. Accordingly, there can be no assurance that any additional exploration or development activities will be conducted, other than those activities required to deplete the Company's existing proved reserves. The present environment for financing the ongoing obligations of an oil and gas business is uncertain due, in part, to the substantial instability in oil and gas prices in recent years and to the volatility of financial markets. In addition, the Company's ability to continue its exploration and development programs may be dependent upon its joint venture partners' financing their portion of such costs and expenses. There can be no assurance that the Company's partners will contribute, or be in a position to contribute, their costs and expenses of the joint venture programs. If the Company's partners cannot finance their obligations to the joint ventures, the Company may be required to accept an assignment of the partners' interests therein and assume their financing obligations. If sufficient funds cannot be raised to meet the Company's obligations in connection with its properties, the interests in such properties might be sold or forfeited.

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

            The foregoing discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to costs expected to be incurred in the development of the Company's properties, the receipt of environmental and other necessary administrative permits required for such development, future oil prices, future production rates, and the ability to conclude a business combination or a debt restructuring transaction. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to unforeseen engineering, mechanical or technological difficulties in drilling or working over wells, regional political issues, general economic conditions, increased competition, changes in government regulation or intervention in the oil and gas industry, and other risks described herein. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

      (b)   Results of Operations.

            The Company incurred net losses of $26,970,114 ($ 2.35 per share), $2,059,897 ($.18 per share) and $4,623,322 ($.40 per share) for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                  Year Ended December 31,
                                                  -----------------------
                                               1997         1996         1995
                                               ----         ----         ----
Average oil sales (BOPD)                         1,415        1,578        1,443

Average oil price per barrel                 $   17.39    $   19.82    $   16.39

Production costs per barrel                  $    7.12    $    5.91    $    6.71

Depreciation, depletion and                  $    9.20    $   10.94    $    9.37
 amortization per barrel
 (excluding write down of
 oil and gas properties)

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

            Interest income in 1997 declined from 1996 as a consequence of the expenditure of cash balances. General and administrative expenses increased in 1997 as a result of personnel changes and increased legal, travel and consulting fees related to efforts to effect a business combination. The increases in interest expense, net of amounts capitalized, resulted from decreases in costs attributable to assets eligible for interest capitalization. The Company has a benefit for current income taxes, all of which relates to Colombian operations, in 1997 because of write downs of oil and gas properties which eliminated the deferred tax liability. No net deferred tax asset was established for this benefit. The foreign currency translation gain recorded in 1995 resulted from an approximate 19% devaluation in the Colombian peso during 1995 and the settlement of a liability. The gains in 1996 and 1997 also relate to continued devaluation of the Colombian peso for those periods.

Item 8. Financial Statements and Supplementary Data.

            See Financial Statements and Financial Statement Schedules included separately herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

            The following table lists the names, ages, and principal occupations of each of the directors and executive officers of Garnet. Each director serves until the next annual meeting of shareholders and until his successor is elected and qualified; each executive officer serves at the discretion of the Board of Directors.

               Name                  Age                   Position
               ----                  ---                   --------
Robert J. Cresci                     54        Director

Montague H. Hackett, Jr...........   65        Director

Douglas W. Fry....................   55        President, Chief Executive Office
                                                 and Director

Edgar L. Dyes.....................   52        Vice President - Finance

            Robert J. Cresci. Mr. Cresci has served as a director of Garnet since December 1993. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Bridgeport Machines, Inc., EIS International, Inc., Sepracor, Inc., Arcadia Financial, Ltd., Hitox, Inc., HarCor Energy, Inc., Meris Laboratories, Inc., Film Roman, Inc., Educational Medical, Inc., Source Media, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc. and several private companies.

            Montague H. Hackett, Jr. Mr. Hackett has served as a director of Garnet since April 1987 and was employed as Chairman of the Board of Garnet from January 1995 to January 1998. Since January 1996, Mr. Hackett also serves as Co-Chairman of Victory Ventures LLC, a privately held limited liability company ("Victory") since July 1997 and has been employed by Victory since January 1996. Victory conducts its operations through small and medium-sized companies in which Victory holds controlling or other significant equity interests. From October 1989 through June 1994, Mr. Hackett served as President and as a director of Wood River Capital Corporation, a Small Business Investment Company. From October 1991 through December 1995, Mr. Hackett was also employed by Noel Group, Inc., a publicly traded company which also conducts its operations through small and medium-sized companies.

            Douglas W. Fry. Mr. Fry has been employed as President of Garnet and has served as a director of Garnet since September 1995, and has been Chief Executive Officer of Garnet since March 1996. Since 1980 he has also been President of Argosy Energy Incorporated, a wholly owned subsidiary of Garnet, or of the subsidiary's predecessor.

            Edgar L. Dyes. Mr. Dyes has served as Vice President - Finance of Garnet since March 1997. From February 1991 through February 1997, he was employed by Argosy in Colombia, most recently as Vice President - Finance and Administration.

      Under the terms of its 9 1/2% Convertible Subordinated Debentures, Garnet includes a candidate selected by the purchasers of the Debentures in management's slate of nominees for election as directors and solicits proxies for such candidate if the purchasers continue to own at least 30% in aggregate principal amount of the Debentures originally issued. Mr. Cresci is the candidate selected by the purchasers of the Debentures.

      Directors' Fees. From 1990 through 1996, directors who were not full time employees received options to purchase shares of Garnet Common Stock. Directors are also reimbursed for expenses incurred in connection with attending meetings of the Board. In 1997, an aggregate of 306,975 options were issued to non-employee directors at an exercise price of $.428 per share, including an aggregate of 230,000 options issued in exchange for outstanding stock options held by them.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and holders of more than 10% of Garnet's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission within certain time periods and to furnish Garnet with copies of all such reports. Based solely on its review of the copies of such reports furnished to Garnet by such Reporting Persons or on the written representations of such Reporting Persons, Garnet believes that, during the year ended December 31, 1997, all of the Reporting Persons complied with their Section 16(a) filing requirements, except that a Form 3 relating to Mr. Dyes, an executive officer, and a Form 3 relating to Mr. Rodriguez, a director, were each filed late.

Item 11. Executive Compensation.

Summary Compensation Table

      The following table sets forth certain information regarding compensation earned in each of the last three fiscal years by the Chief Executive Officer, the Chairman of the Board, and an additional executive officer of Garnet (collectively, the "Named Executive Officer"):

                                     Annual Compensation                   Long Term Compensation
                                     -------------------            -----------------------------
                                                                         Awards           Payouts
                                                                    -------------------   -------
                                                        Other
                                                        Annual      Rest-                           All Other
                                                        Compen      ricted     Options/     LTIP    Compen-
                             Fiscal  Salary     Bonus   -sation     Stock(s)   SARs       Payouts   sation
Name and Principal Position   Year     ($)        ($)     ($)         ($)      (#)(1)        ($)       ($)
                             ------  ------     -----   -------     --------   --------   -------   ------
Douglas W. Fry.............  1997    $152,500   none    none        none       258,202    none      none
  President and Chief        1996    $152,500   none    none        none       146,058    none      none
  Executive Officer(2)       1995    $152,500   none    none        none       30,000     none      none

Edgar L. Dyes..............  1997    $135,000   none    none        none       91,135     none      $2,320
  Vice President and         1996    $120,000   none    none        none       14,000     none      $1,800
  Treasurer(3)               1995    $120,000   none    none        none       15,000     none      $1,500

----------
(1) The number of options issued in 1997 to Messrs. Fry and Dyes include 176,058 and 29,000 options deemed issued as a result of the reduction in the exercise price of outstanding options held by such officers.

(2) Mr. Fry was elected President of Garnet in September 1995 and Chief Executive Officer of Garnet in February 1996. Prior to September 1995, he served as President of Argosy Energy Incorporated ("Argosy") a wholly-owned subsidiary of Garnet. The amounts reported for 1995 reflect his compensation for the full fiscal years, including that earned as President of Argosy.

(3) The amounts reported for all other compensation for Mr. Dyes represent the premium paid on a term life insurance policy for his benefit.

Agreements with Executive Officers

      In April 1997, Garnet entered into agreements with certain executive officers and key employees, including Messrs. Fry and Dyes, providing for the payment of severance benefits to such persons in the event of a termination of their employment by Garnet (i) without Cause, as defined, (ii) upon death or disability or (iii) following a Change of Control, as defined; provided, however, that, in the event of a voluntary termination following a Change of Control, such payments shall only be made if there is "Good Reason" as defined. In the event of the termination of employment under such circumstance, Messrs. Fry and Dyes would receive a severance benefit, payable in cash, equal to one month's base salary for each year, or part thereof, of his employment by Garnet or its predecessors, which amount was $204,000 and $135,000, respectively, as of March 31, 1997. Messrs. Fry and Dyes would also receive medical insurance coverage for a period of 18 months following the termination of his employment, life and disability insurance coverage for a period of two years and one year, respectively, following such termination and all stock options would vest and remain exercisable for a period of two years. A Change of Control is defined to include a transaction or series of transactions in which any person or group becomes the beneficial owner of outstanding voting securities representing 40% or more of the combined voting power of the then outstanding voting securities; the individuals constituting the Board of Directors, or any individual within the definition of Continuing Directors, cease to constitute at least a majority of the directors of Garnet; a merger of consolidation in which Garnet is not the surviving entity or in which the voting securities issued are entitled to cast, in the aggregate, in excess of 40% of the number of votes entitled to be cast prior to the transaction; the issuance of in excess of 4,596,865 shares in connection with a transaction or series of transactions between Garnet and one or more Debenture holders; a sale, lease, exchange or other transfer of all or substantially all of Garnet's assets; or any other change of control which would be required to be reported under the Securities Exchange Act of 1934.

Option Grants During 1997

      The following table provides information related to options granted to the Named Executive Officers during 1997. No stock appreciation rights have been issued by Garnet.

                                                                        Potential Realizable
                                % of Total                                Value at Assumed
                                Options        Exercise                 Annual Rates of Stock
                                Granted        or                      Price Appreciation for
                                to             Base                        Option Term(2)
                   Options      Employees in   Price      Expiration   ----------------------
Name               Granted(1)   Fiscal Year    ($/sh)     Date          5%              10%
----               ----------   ------------   --------   ----------   ---           --------
Douglas W. Fry...   30,000(3)        3.6%       $0.5625    3/26/05     $ 6,870       $16,011
                   146,058(3)       17.8%       $0.5625    4/17/06     $39,231       $93,959
                    50,000           6.0%       $0.5625    4/13/07     $15,505       $38,190
                    19,634           2.4%       $0.3750    6/16/07     $ 4,058       $ 9,998
                    12,510           1.5%       $0.4375    9/13/07     $ 3,017       $ 7,432

Edgar L. Dyes....   14,000(3)        1.7%       $0.5625    3/26/05     $ 3,206       $ 7,472
                    15,000(3)        1.8%       $0.5625    4/17/06     $ 4,029       $ 9,650
                    40,000           4.9%       $0.5625    4/13/07     $12,404       $30,552
                    11,098           1.4%       $0.3750    6/16/07     $ 2,294       $ 5,651
                    11,037           1.3%       $0.4375    9/13/07     $ 2,662       $ 6,557

----------
(1) Each of these options were granted pursuant to either the 1990 Stock Option Plan or the 1987 Stock Option Plan. The exercise price of the options was equal to the fair market value of a share of Garnet's Common Stock on the date of grant and may be paid in cash or by delivery of shares of Common Stock which have a fair market value on the date of exercise equal to the exercise price. The right to exercise each option vests over a four-year period but will accelerate upon the occurrence of certain events, including a change of control. The options are exercisable for a period of 10 years and 30 days after the date of grant unless the optionee resigns, retires or dies, in which case the right to exercise the option is limited.

(2) The values set forth in this column represent the gain which would be realized by each Named Executive Officer assuming (i) the options granted in 1997 are exercised on their respective expiration dates, and (ii) the value of a share of Garnet Common Stock has increased annually by a rate of 5% to 10%, respectively, during the term of the option. These growth rates are prescribed by the rules of the Securities and Exchange Commission and are not intended to forecast possible future appreciation for Garnet Common Stock.

(3) Options deemed granted as a result of a decrease in the exercise price of outstanding options issued under Garnet's stock option plans.

Option Exercises During 1997 and Year End Option Value

      The following table provides information related to options exercised by the Named Executive Officers during 1997 and the number and value of options held by year-end. No stock appreciation rights have been issued by Garnet.

                                                                                           Value of Unexercised
                                                           Number of Unexercised           In-the-Money Options
                            Shares                         Options at FY-End(#)              at FY-End($)(1)
                            Acquired on   Value         ---------------------------   ---------------------------
Name                        Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                        -----------   -----------   ---------------------------   ---------------------------
Douglas W. Fry...........       none          none      112,851         165,351           none            none
Edgar L. Dyes............       none          none       27,026          64,109           none            none

----------
(1) Because the exercise price of all options exceed $.04, the market value of a share of Garnet Common Stock at December 31, 1997, the value of unexercised options was zero.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information as of March 1, 1998 as to each person who, to the knowledge of Garnet, was the beneficial owner of more than five percent of the outstanding Common Stock of Garnet.

                                                Amount and Nature of      Percent of
Name and Address of Beneficial Owner or Group   Beneficial Ownership(1)    Class(2)
---------------------------------------------   -----------------------    --------
Wexford Management LLC..........................     1,150,909(3)             9.1%
411 West Putnam Avenue
Greenwich, Connecticut 06830

Pecks Management Partners Ltd...................     1,090,910(4)             8.7%
One Rockefeller Plaza
New York, New York 10020

----------
(1) Except as set forth below, to the best knowledge of Garnet, each beneficial owner has sole voting power and sole investment power.

(2) Based on 11,492,162 shares of Garnet's Common Stock issued and outstanding on March 1, 1998. Treated as outstanding for the purpose of computing the percentage ownership of each beneficial owner or group are shares ("Convertible Debenture Shares") issuable to such beneficial owner or group upon conversion of Garnet's 9 1/2% convertible subordinated debentures ("Debentures") and shares issuable upon exercise of vested stock options issued pursuant to Garnet's stock option plans.

(3) According to a Schedule 13D dated April 23, 1997, the indicated number of shares consists of Convertible Debenture Shares issuable upon conversion of Debentures held by four investment funds. Wexford Management LLC ("Wexford Management") serves as investment advisor to three of the funds and as sub-investment advisor to the fourth fund which is organized as a corporation. Wexford Advisors, LLC ("Wexford Advisors") serves as the investment advisor to the corporate fund and as general partner to the remaining funds which are organized as limited partnerships. Wexford Management shares voting and dispositive power with respect to the Convertible Debenture Shares with each of the funds, with Wexford Advisors, and with Charles E. Davidson and Joseph M. Jacobs, each of whom is a controlling person of Wexford Management and Wexford Advisors.

(4) According to Schedule 13G dated February 9, 1995 filed by Pecks Management Partners Ltd. ("Pecks"), as a registered investment advisor, the indicated number of shares consists of Convertible Debenture Shares issuable to three investment advisory clients of Pecks upon conversion of Debentures owned by such clients. One such client, Delaware State Employees' Retirement Fund, would acquire more than 5% of Garnet's Common Stock, if its Debenture were converted. Pecks has sole investment and dispositive power with respect to the Convertible Debentures Shares issuable to its clients and the discretion to convert the Debentures owned by them.

      The following table sets forth certain information as of March 1, 1998 concerning the shares of Common Stock of Garnet owned beneficially by each director, by each of the Named Executive Officers in the Summary Compensation Table, and by directors and officers of Garnet as a group:

                                                              Amount and
                                                              Nature of
                                                              Beneficial     Percent of
         Name of Beneficial Owner or Group                   Ownership(1)     Class (2)
         ---------------------------------                   ------------     ---------
Robert J. Cresci..........................................    62,950(3)           *
Edgar L. Dyes.............................................    40,826(4)           *
Douglas W. Fry............................................   138,062(4)         1.2%
Montague H. Hackett, Jr...................................   191,690(4)         1.6%
Directors and officers of Garnet as a group (4 persons)...   433,528(4)         3.6%

----------
* Less than 1%

(1) Except as noted below, each beneficial owner has sole voting power and sole investment power.

(2) Based on 11,492,162 shares of Garnet's Common Stock issued and outstanding on March 1, 1998. Treated as outstanding for the purpose of computing the percentage ownership of each director, each executive officer and all directors and executive officers as a group are shares issuable upon exercise of vested stock options issued pursuant to Garnet's stock option plans.

(3) Consists solely of shares issuable upon exercise of vested stock options issued pursuant to Garnet's stock option plans. Does not include Convertible Debenture Shares issuable to clients of Pecks, of which Mr. Cresci is a managing director. For information with respect to such shares, see footnote 4 on page 20.

(4) Consists solely of shares issuable upon exercise of vested stock options issued pursuant to Garnet's stock option plans.

Item 13. Certain Relationships and Related Transactions.

      None

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

            (3)     Exhibits - see the accompanying Index of Exhibits.

      b. No Reports on Form 8-K were filed by Registrant during the three months ended December 31, 1997.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GARNET RESOURCES CORPORATION
                                  (Registrant)


                                        By:
                                           --------------------------------
                                             Douglas W. Fry
                                        President, Chief Executive
                                        Officer and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                Date
---------                                 -----                ----


------------------------   President, Chief Executive         March 31, 1998
Douglas W. Fry             Officer and Director
                           (principal executive officer)


                           Chairman of the Board and          March 31, 1998
------------------------
Montague H. Hackett, Jr.   Director



------------------------   Director                           March 31, 1998
Robert J. Cresci



------------------------   Vice President, Treasurer and      March 31, 1998
Edgar L. Dyes              Secretary (principal financial
                           officer and principal accounting
                           officer)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----

Garnet Resources Corporation and Subsidiaries
  Consolidated Financial Statements

             Report of Independent Public Accountants                        F-2

             Consolidated Balance Sheets, December 31, 1997 and 1996         F-3

             Consolidated Statements of Operations for the years ended
             December 31, 1997, 1996 and 1995                                F-5

             Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 1997, 1996 and 1995                    F-6

             Consolidated Statements of Cash Flows for the years ended
             December 31, 1997, 1996 and 1995                                F-7

             Notes to Consolidated Financial Statements                      F-9

             Supplemental Oil and Gas Information                           F-22

Garnet Resources Corporation
  Financial Statement Schedule

             Schedule I - Condensed Financial Information of Registrant
             Balance Sheets, December 31, 1997 and 1996                     F-27

             Statements of Operations for the years ended December 31,
             1997, 1996 and 1995                                            F-29

             Statements of Cash Flows for the years ended December 31,
             1997, 1996 and 1995                                            F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Garnet Resources Corporation:

      We have audited the accompanying consolidated balance sheets of Garnet Resources Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garnet Resources Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 2 to the consolidated financial statements, the Company incurred substantial losses in 1997 and has negative working capital and stockholders' equity at December 31, 1997. The Company's management believes that available working capital and cash flows from operations will not be sufficient to make its required debt principal and interest payments as they become due beginning March 31, 1998. As a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                             ARTHUR ANDERSEN LLP

Houston, Texas
March 20, 1998

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                 ------------------------------
          ASSETS                                     1997              1996
          ------                                 ------------      ------------
CURRENT ASSETS:
      Cash and cash equivalents                    $2,124,250        $4,107,364
      Accounts receivable                           1,476,485         3,541,223
      Inventories                                     736,899           901,216
      Prepaid expenses                                108,577           132,199
                                                 ------------      ------------
             Total current assets                   4,446,211         8,682,002
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
      Oil and gas properties (full-cost
      method)-
             Proved                                59,317,097        56,500,390
             Unproved (excluded from                  263,908           227,846
             amortization)                       ------------      ------------

                                                   59,581,005        56,728,236

      Other equipment                                 134,598           132,083
                                                 ------------      ------------
                                                   59,715,603        56,860,319

      Less - Accumulated depreciation,            (48,213,229)      (17,698,898)
         depletion and amortization              ------------      ------------

                                                   11,502,374        39,161,421
OTHER ASSETS                                          511,863           678,132
                                                 ------------      ------------
                                                  $16,460,448       $48,521,555
                                                 ============      ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Continued

                                                           December 31,
                                                   ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                   1997            1996
------------------------------------               ------------    ------------
CURRENT LIABILITIES:
    Current portion of long-term debt               $22,641,480      $2,004,648
    Accounts payable and accrued liabilities          1,123,104       3,323,214
                                                   ------------    ------------

    Total current liabilities                        23,764,584       5,327,862

LONG-TERM DEBT, net of current portion                       --      21,629,232
                                                   ------------    ------------
DEFERRED INCOME TAXES                                        --         979,499
                                                   ------------    ------------

OTHER LONG-TERM LIABILITIES                             279,200         378,054
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    75,000,000 shares authorized,
    11,492,162 shares issued and outstanding
    as of December 31, 1997 and 1996                    114,922         114,922
  Capital in excess of par value                     52,491,212      52,491,212
  Retained earnings (deficit)                       (60,189,470)    (32,399,226)
                                                   ------------    ------------

  Total stockholders' equity                         (7,583,336)     20,206,908
                                                   ------------    ------------
                                                    $16,460,448     $48,521,555
                                                   ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
REVENUES:
 Oil sales                                           $8,982,008     $11,446,587      $8,635,570

 Interest                                               199,775         262,640         245,563
                                                   ------------    ------------    ------------

                                                      9,181,783      11,709,227       8,881,133
                                                   ------------    ------------    ------------

COSTS AND EXPENSES:
  Production                                          3,677,603       3,410,162       3,533,572
  Exploration                                             8,792          40,112       1,547,278
  Loss (gain) on net assets held for disposition             --          42,748              --
  General and administrative                            941,079         652,746       1,672,501
  Interest                                            2,294,853       2,108,346       1,491,131
  Depreciation, depletion and amortization            4,764,036       6,334,748       4,949,682
  Write down of oil and gas properties               25,752,034              --              --
  Foreign currency translation (gain) loss             (181,049)        (25,498)       (741,557)
                                                   ------------    ------------    ------------

                                                     37,257,348      12,563,364      12,452,607
                                                   ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                   (28,075,565)       (854,137)     (3,571,474)

PROVISION (BENEFIT) FOR INCOME TAXES                   (285,321)      1,205,760       1,051,848
                                                   ------------    ------------    ------------

NET LOSS                                           $(27,790,244)    $(2,059,897)    $(4,623,322)
                                                   ============    ============    ============

NET LOSS PER COMMON SHARE-BASIC AND DILUTED              $(2.42)          $(.18)          $(.40)
                                                   ============    ============    ============

WEIGHTED AVERAGE SHARES                              11,492,162      11,492,162      11,416,828
OUTSTANDING                                        ============    ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock
                              ---------------------------   Capital in       Retained         Total
                               Number of                     Excess of       Earnings      Stockholders'
                                 Shares         Amount       Par Value       (Deficit)        Equity
                              ------------   ------------   ------------   ------------    ------------
BALANCE AT
 DECEMBER 31, 1994              11,125,537       $111,255    $51,395,004   $(25,716,007)    $25,790,252
 Acquisition of partnership
  interests in Argosy
  Energy International             366,625          3,667      1,096,208             --       1,099,875

Net loss                                --             --             --     (4,623,322)     (4,623,322)
                              ------------   ------------   ------------   ------------    ------------

BALANCE AT
 DECEMBER 31, 1995              11,492,162        114,922     52,491,212    (30,339,329)     22,266,805

Net loss                                --             --             --     (2,059,897)     (2,059,897)
                              ------------   ------------   ------------   ------------    ------------

BALANCE AT
 DECEMBER 31, 1996              11,492,162        114,922     52,491,212    (32,399,226)     20,206,908

Net loss                                --             --             --    (27,790,244)    (27,790,244)
                              ------------   ------------   ------------   ------------    ------------

BALANCE AT
 DECEMBER 31, 1997              11,492,162       $114,922    $52,491,212   $(60,189,470)    $(7,583,336)
                              ============   ============   ============   ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                           --------------------------------------------
                                                               1997            1996            1995
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(27,790,244)    $(2,059,897)    $(4,623,322)
 Adjustments to reconcile net loss to net cash provided
 by operating activities -
   Exploration costs                                              8,792          40,112       1,547,278
   (Gain) loss on net assets held for disposition                    --          42,748              --
   (Gain) loss on sale of other equipment                            --           1,918          (4,970)
   Depreciation, depletion and amortization                   4,764,036       6,334,748       4,949,682
   Write down of oil and gas properties                      25,752,034              --              --
   Amortization of other assets                                 240,444         232,148         224,276
   Deferred income taxes                                       (979,499)        338,580         640,919
   Change in assets and liabilities -
      Decrease (increase) in accounts receivable                723,856        (144,757)       (673,808)
      Decrease in inventories                                    57,728          70,020          24,525
      Decrease (increase) in prepaid expenses                    (3,205)          1,975          36,162
      Increase (decrease) in accounts payable and
        accrued liabilities                                     569,712        (751,538)       (586,645)
      Increase (decrease) in other long-term liabilities        (44,522)        (64,049)        134,013
                                                           ------------    ------------    ------------

      Net cash provided by operating activities               3,299,132       4,042,008       1,668,110
                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                         (5,685,717)     (4,145,538)     (9,331,942)
 Additions to other equipment                                    (4,254)        (21,492)         (6,880)
 Proceeds from asset dispositions                                    --         292,244           5,000
 (Increase) decrease in joint venture and
  contractor advances                                         1,365,960      (1,298,843)        621,225
 Decease in inventories                                         106,589          15,296         300,256
 Decrease in net assets held for disposition                      1,749          73,798         110,683
 (Increase) decrease in other assets                            (50,390)         25,277          24,170
 Acquisition of partnership interests in Argosy Energy
 International, net of cash acquired                                 --              --         (92,621)
                                                           ------------    ------------    ------------

      Net cash used for investing activities                 (4,266,063)     (5,059,258)     (8,370,109)
                                                           ------------    ------------    ------------

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued

                                                   Year Ended December 31,
                                          -----------------------------------------
                                              1997           1996           1995
                                          -----------    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuances of debt          $        --    $        --     $4,754,880
 Repayments of debt                          (992,400)      (560,998)      (208,983)
 Costs of debt issuances                      (23,783)       (27,579)      (121,312)
                                          -----------    -----------    -----------

   Net cash provided by (used for)
   financing activities                    (1,016,183)      (588,577)     4,424,585
                                          -----------    -----------    -----------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                               (1,983,114)    (1,605,827)    (2,277,414)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        4,107,364      5,713,191      7,990,605
                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                             $2,124,250     $4,107,364     $5,713,191
                                          ===========    ===========    ===========

Supplemental disclosures of cash flow
 information:

 Cash paid for -
   Interest, net of amounts capitalized    $2,186,208     $1,983,043     $1,334,676
   Income taxes                               486,296        582,047        490,624

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

      Principles of consolidation-

      The consolidated financial statements include the accounts of Garnet and its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated. The Company accounts for its investment in Argosy Energy International, a limited partnership ("Argosy") in which Garnet is a limited partner and a wholly owned subsidiary of Garnet is the general partner (see Note
3), using the proportionate consolidation method.

      Cash equivalents-

      Cash equivalents include highly liquid debt instruments with an initial maturity of three months or less at the date of purchase. The Company had no cash equivalents at December 31, 1997 and 1996.

      Inventories-

      Inventories consist of oil field equipment, materials and supplies, and crude oil. For presentation in the accompanying consolidated statements of cash flows, changes in oil field equipment inventory are included as investing activities because they relate to the Company's exploration and development activities, while changes in other types of inventories are included as operating activities.

      Oil and gas properties-

      The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration and development of oil and gas reserves are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. The Company also capitalizes interest costs related to unevaluated oil and gas properties. The Company incurred total interest costs of $2,321,613, $2,410,958, and $2,252,483 in 1997, 1996 and 1995, respectively, of which $26,760, $302,612, and $761,352 were capitalized as additional costs of oil and gas properties.

      The capitalized costs of oil and gas properties in each cost center plus future development costs are amortized on a composite unit-of-production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unproved properties are assessed at least annually to determine whether any impairment has occurred. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

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

      Net loss per share-

      Net loss per common share represents basic earnings per share ("EPS") as defined in Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, Basic EPS is calculated by dividing the net loss, after consideration of preferred stock dividends paid or accrued, by the weighted average number of common shares outstanding during each period presented. Diluted EPS, as defined in SFAS No. 128, is not presented separately as the effect of any potential common shares on reported losses would be antidilutive. Potential common shares for the Company include outstanding stock options.

      Use of estimates-

      The preparation of these financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Reference is made to the

Supplemental Oil and Gas Information for additional information regarding the process of estimating proved reserve quantities and related cash flows.

(2) Resources and Liquidity

      A decline in the price of oil in 1997 and a decline in the rate of production commencing in the third quarter of 1997 resulted in a 73% decrease in the Company's estimate of discounted future net cash flows from proved reserves at December 31, 1997 and a 22% decrease in revenues from oil sales during 1997 compared to 1996. As a result, the Company recorded $25.8 million of write downs of oil and gas properties during 1997, resulting in a significant net loss during 1997 and negative stockholders' equity at December 31, 1997.

      The Company is highly leveraged with $22.6 million in current debt consisting of (i) $15 million of 9 1/2% Convertible Subordinated Debentures due December 21, 1998 (the "Debentures") and (ii) $7.7 million ($7.6 million net to Garnet) of an outstanding loan (the "OPIC Loan") to Argosy from Chase Bank of Texas ("Chase") which is guaranteed by the Overseas Private Investment Corporation ("OPIC") and secured by Argosy's assets in Colombia and Garnet's direct and indirect interests in Argosy. Based on Argosy's year-end financial statements, Argosy has determined that it is no longer in compliance with certain covenants required by the finance agreement governing the OPIC Loan. In the absence of a waiver of such covenants, either OPIC or Chase would have the right to call a default under the OPIC Loan, accelerate payment of all outstanding amounts due thereunder and realize upon the collateral securing the OPIC Loan. Although Argosy intends to apply for a waiver, and such waivers have been obtained in the past year, given the Company's financial position and negative working capital balance at December 31, 1997, no assurance can be given that such waiver will be granted or continued. Under the terms of the OPIC Loan, the 75% of proceeds from Argosy's oil sales which are paid in U.S. dollars are deposited into an escrow account with Chase to secure payment of the OPIC Loan. Argosy is required to maintain a minimum balance in such escrow account equal to six months of interest, principal and other fees due under the OPIC Loan. The escrow account minimum required balance at March 15, 1998 was $1,700,000 and the total account balance was $1,953,000. Any excess in the escrow account over the minimum balance can be released to Argosy and used to pay operating expenses and amounts due under the OPIC Loan. Even if OPIC grants a waiver of the loan covenants with which Argosy is not in compliance, if the minimum balance required in such escrow account increases, as a result of a change in the amortization schedule or otherwise, sufficient funds may not be available to fund the Company's operations.

      The Company's financial forecasts indicate that, assuming no changes in its capital structure, available working capital and cash flows from operations will not be sufficient to make the interest payment due on the Debentures on March 31, 1998, to pay principal and interest due under the OPIC Loan on June 15, 1998 and to maintain the minimum balance in the escrow account. The Company also does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the Debentures at maturity or earlier if the Debenture holders call a default as a result of the non-payment of interest. The Company must complete a restructuring transaction or renegotiate the terms of the Debentures in order to avoid non-compliance with its obligations to pay the Debentures. As a result, management believes there is substantial doubt about the Company's ability to continue as a going concern. In the absence of a business transaction or a restructuring of the Company's indebtedness, the Company may seek protection form its creditors under the Federal Bankruptcy Code.


      In view of its operating losses and financial condition, the Company initiated further cost containment programs in 1997 including a 28% reduction in its Colombian personnel and the termination of all U.S. personnel other than Douglas W. Fry, the Chief Executive Officer, and Edgar L. Dyes, the Chief Financial Officer. The Company also engaged Rauscher Pierce Refsnes, Inc. as a financial advisor to provide assistance in negotiating a business combination or a debt restructuring transaction to address the Company's liquidity issues. Although the Company engaged in comprehensive efforts, including extensive negotiations with two separate candidates, the Company was not successful in concluding a transaction. The Company is currently engaged in negotiations to effect a business combination, although no assurance can be given that such negotiations will result in a definitive agreement or the consummation of a transaction.

(3) Colombian operations-

      Through its ownership of interests in Argosy, the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and its joint venture partner to explore for oil and gas on approximately 52,000 acres located in the Putumayo Region of Colombia (the "Santana Block"). The contract provided for a ten-year exploration period, which expired in 1997 and for a production period expiring in 2015. Argosy and its joint venture partner also have two association contracts (the "Fragua Contract" and the "Yuruyaco Contract") with Ecopetrol. The Fragua Contract covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), while the Yuruyaco Contract covers an area of approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"). Work obligations under these two contracts have been met and applications to relinquish the areas have been filed with Ecopetrol. Argosy and its joint venture partner also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol. Argosy and its joint venture partner notified Ecopetrol in 1994 that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates have made continued operation economically unattractive.

      Argosy serves as the operator of the Colombian properties under joint venture agreements. The Santana Contract provides that Ecopetrol will receive a royalty equal to 20% of production on behalf of the Colombian government and, in the event a discovery is deemed commercially feasible, Ecopetrol will acquire a 65% interest in the remaining production from the field, bear 50% of the development costs, and reimburse the joint venture from Ecopetrol's share of future production from each well, for 50% of the joint venture's costs of successful exploratory wells in the field. In June 1996, cumulative oil production from the Santana Contract exceeded seven million barrels. Under the terms of the Santana Contract, Ecopetrol continued to bear 50% of development costs, but its interest in production revenues and operating costs applicable to wells on the Santana Block increased to 65%. If a discovery is made and is not deemed by Ecopetrol to be commercially feasible, the joint venture may continue to develop the field at its own expense and will recover 200% of the costs thereof, at which time Ecopetrol will acquire a 65% interest therein at no cost to Ecopetrol or further reimbursement by Ecopetrol to Argosy.

      In March 1995, the Company increased its ownership in Argosy by exchanging 366,625 shares of Garnet's common stock with a value of $3.00 per share and cash totalling $142,703 for the partnership interests held by certain of Argosy's limited partners.

      The Company's resulting net participation in revenues and costs for the Santana Contract is as follows:

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

      The joint venture has completed its seismic acquisition and drilling obligations for the ten-year exploration period of the Santana Contract, resulting in the discovery of four oil fields, all of which have been declared commercial by Ecopetrol. The joint venture has the right to continue to explore for additional oil and gas deposits on the remaining acreage in the block, which is held under the commercial production provisions of the Santana Contract.

      Under the terms of a contract with Ecopetrol, all oil produced from the Santana Block is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a handling and commercialization fee of $.515 per barrel, effective February 1, 1997. If Ecopetrol does not export the oil, the price paid is based on the price received from Ecopetrol's Cartagena refinery, adjusted for quality differences, plus or minus a sales value differential to be determined by independent analysis, less Ecopetrol's cost to transport the crude to Cartagena and a handling and commercialization fee of $.415 per barrel, effective February 1, 1997. Under the terms of its contract with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, Argosy has experienced no difficulty in repatriating the remaining 75% of such payments which are payable in United States dollars.

      As general partner, the Company's subsidiary is contingently liable for any obligations of Argosy and may be contingently liable for claims generally related to the conduct of Argosy's business.

(4) Exploration licenses in Papua New Guinea-

      Garnet PNG Corporation, a wholly owned subsidiary of Garnet ("Garnet PNG"), owned a 6% interest (the "PPL-181 Interest") in Petroleum Prospecting License No. 181 ("PPL-181") which covered 952,000 acres (the "PPL-181 Area"). Garnet PNG also held a 7.73% interest in an adjoining license, Petroleum Prospecting License No. 174, on which an exploratory dry hole was drilled in the first quarter of 1996. This license was surrendered on April 25, 1997. In 1986, oil was discovered approximately 10 miles from the northern border of the PPL-181 Area in an adjoining license area.

      Under the terms of an agreement pertaining to PPL-181, Occidental International Exploration and Production Company ("Occidental") agreed to drill and complete at its cost, a test well on the PPL-181 Area by September 1997. PPL-181 was owned by Occidental (88%), Garnet PNG (6%) and Niugini Energy Pty. Limited (6%). The test well, Turama-1, was drilled in the first quarter of 1997, reaching a total depth of 9,652 feet. The well encountered the objective sands in the Jurassic-Cretaceous Imburu formation, but evaluations of samples and electric logs indicated that the sands were water bearing; therefore, the well was abandoned as a dry hole.

      In an agreement dated November 24, 1997, among Occidental Kanau Ltd. ("Kanau"), Occidental of Papua New Guinea Ltd. ("Occidental PNG"), Santos Niugini Exploration Pty. Limited ("Santos"), Niugini Energy, Inc. ("Niugini") and Garnet PNG Corporation ("Garnet PNG"), a wholly owned subsidiary of Garnet, Garnet PNG agreed to exchange its 6% interest (the "PPL-181 Interest") in Petroleum Prospecting License No. 181 ("PPL-181 Area"), for a 4% interest in a newly applied for but not yet issued, petroleum prospecting license ("New PPL") covering the PPL-181 Area and Petroleum Prospecting License No. 158 ("PPL-158") held by Occidental PNG and Santos.

      Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately US$ 290,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

(5) Long-term debt-

      Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                 1997            1996
                                             ------------    ------------
9 1/2% convertible subordinated debentures    $15,000,000     $15,000,000

Notes payable by Argosy to a U.S. bank          7,641,480       8,633,880
                                             ------------    ------------

                                               22,641,480      23,633,880

Less - Current portion                        (22,641,480)     (2,004,648)
                                             ------------    ------------

                                              $    --         $21,629,232
                                             ============    ============

      In December 1993, Garnet issued $15,000,000 of Convertible Subordinated Debentures (the "Debentures") due December 21, 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 3).

Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. The Debentures mature December 21, 1998; therefore, the entire balance has been classified as current in the accompanying consolidated balance sheet. As of December 31, 1997, Garnet was not in compliance with the minimum net worth covenant required by the Debentures. Additionally, the Company does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the Debentures at maturity, therefore the Company must consummate a restructuring transaction prior to their maturity date in order to avoid non-compliance with its obligation to pay the Debentures. If no restructuring transaction is consummated the Company will be required to re-negotiate the terms of the Debentures. In such event, the Company would explore the advantages and disadvantages in seeking protection from its creditors under Federal Bankruptcy Code.

      In 1994, Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy. The loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company used these funds to drill development wells and construct pipelines and production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's Eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at December 31, 1997 was 6.125%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed. Argosy is no longer in compliance with certain covenants required by the finance agreement governing the OPIC Loan. See Note 2, Resources and Liquidity, for additional information.

(6) Stock option plans-

      Garnet has adopted stock option plans (the "Employee Plans") pursuant to which an aggregate of 1,473,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to officers, employees and certain other persons or entities performing substantial services for or on behalf of Garnet or its subsidiaries.

      The Stock Option and Compensation Committee of Garnet's Board of Directors (the "Committee") is vested with authority to administer and interpret the Employees' Plan, to determine the terms upon which options may be granted, to prescribe, amend and rescind such interpretations and determinations and to grant options. Current Committee members are not eligible to receive options under the Employees' Plan.

      The employee stock options are generally exercisable for a period of 10 years and 30 days from the date of grant. The purchase price of shares issuable upon exercise of an option may be paid in cash or by delivery of shares with a value equal to the exercise price of the option. The committee has generally determined that the right to exercise non-incentive options issued to employees vests over a period of four years, so that 20% of the options become exercisable on each anniversary from the date of grant.

      On May 22, 1997, Garnet adopted the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan") pursuant to which an aggregate of 470,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to non-employee directors. An aggregate of 306,975 shares was issuable as of December 31, 1997 upon exercise of options granted thereunder in exchange, among other things, for the surrender of 265,000 options previously granted to such directors under the 1990 Directors' Stock Option Plan that has since been terminated. Director's stock options are exercisable for a period of 5 years from the date of grant. The purchase price of shares issuable upon exercise of a director's stock option must be paid in cash.

      The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly no compensation cost has been recognized for the Employee Plans and the Directors' Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                            1997           1996           1995
                                         ---------      ---------      ---------
      Pro forma net loss             $(27,903,082)   $(2,101,716)   $(5,102,286)
      Pro forma net loss per share         $(2.43)         $(.18)         $(.45)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 1997      1996      1995
                                                -----     -----     -----
      Expected life (years)                       5.0       5.0       4.3
      Risk-free interest rate                    5.89%     6.17%     6.62%
      Volatility                                63.65%    57.00%    44.40%
      Dividend                                   0.00%     0.00%     0.00%

      The following is a summary of stock option activity and related information for 1997, 1996 and 1995.

                                       1997                   1996             1995
                               -------------------    --------------------     ----
                                          Weighted                Weighted
                                          Average                 Average
                                          Exercise                Exercise
                                 Shares     Price       Shares      Price     Shares
      Options outstanding,
       beginning of year       1,178,726    $2.86      1,329,102     $4.72   1,369,500
      Options granted            698,956      .46        480,000      1.19     618,000
      Options forfeited         (451,080)    5.09       (336,102)     7.44          --
      Options expired            (85,372)    1.19       (294,274)     3.31    (658,398)
                              ----------    -----     ----------     -----   ----------

      Options outstanding,
       end of year             1,341,230     $.83      1,178,726     $2.86   1,329,102
                              ==========    =====     ==========     =====   =========

      Option price range         $.38 to                $1.19 to              $2.50 to
       at end of year              $2.50                  $13.83                $13.83

      Options available for
       grant at end of year      448,270                 410,774               470,398
                                 =======                 =======               =======

      Weighted average fair
       value of options
       granted during the year      $.24                    $.66                 $1.19
                                 =======                 =======               =======

            The following table summarizes information about stock options outstanding at December 31, 1997:

                             Options Outstanding          Options Exercisable
                   ------------------------------------   -------------------
                                                          Number
                   Number        Average       Weighted   Exercisable   Weighted
                   Outstanding   Remaining     Average    at            Average
Range of           at December   Contractual   Exercise   December      Exercise
Exercise Prices    31, 1997      Life          Price      31, 1997      Price
---------------    -----------   -----------   --------   -----------   --------
$0.375-40.438        490,956     4.3 years     $0.42      391,766         $0.43
$0.5625              630,274     7.0 years     $0.56      259,606         $0.56
$2.50                220,000     0.5 years     $2.50      220,000         $2.50
                   ---------                   -----      -------
$0.375-42.50       1,341,230                   $0.83      871,372
                   =========                   =====      =======

(7) Income taxes-

      Income (loss) before income taxes and the provision for income taxes consisted of the following:

                                       Year Ended December 31,
                          ------------------------------------------------
                              1997              1996              1995
                          ------------      ------------      ------------
Income (loss) before
  income taxes -
     Domestic             $ (5,613,734)     $ (1,847,919)     $ (2,340,158)
     Foreign               (22,461,831)          993,782      $ (1,231,316)
                          ------------      ------------      ------------
                          $(28,075,565)     $   (854,137)     $ (3,571,474)
                          ============      ============      ============

Provision (benefit) for
income taxes -
     Foreign -
        Current           $    694,178      $    868,344      $    410,929
        Deferred              (979,499)          337,416           640,919
                          ------------      ------------      ------------
                          $   (285,231)     $  1,205,760      $  1,051,848
                          ============      ============      ============

      The provisions for income taxes and deferred income taxes payable relate to the Colombian activities of Argosy. No deferred taxes were provided in 1997 because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset, which the Company has determined is not presently realizable.

      The Company's net deferred income tax liabilities as of December 31, 1997 and 1996 were as follows:

                                                1997             1996
                                            ------------     ------------
      Deferred tax liability                    $ 27,198     $  2,109,649
      Deferred tax asset                     (12,677,641)     (11,061,573)
      Valuation allowance                     12,650,443        9,931,423
                                            ------------     ------------

      Net deferred tax liability            $         --     $    979,499
                                            ============     ============

      Temporary differences included in the deferred tax liabilities related primarily to property and equipment. Deferred tax assets principally consisted of net operating loss carryforwards. The Colombian deferred tax liability was eliminated due to a write down of oil and gas properties during 1997, totaling $25.8 million.

      As of December 31, 1997, the Company had a regular U.S. tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $30,900,000 and $30,600,000 respectively. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

(8) Fair value of financial instruments-

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

(9) Concentration of credit risk-

      During the years ended December 31, 1997, 1996 and 1995, all of the Company's oil production was purchased by Ecopetrol. As of December 31, 1997 and 1996, accounts receivable included approximately $1,134,812 and $2,866,000 respectively, from Ecopetrol. The Company believes that its oil production could be sold to other purchasers at similar prices in lieu of sales to Ecopetrol.

(10) Operations by geographic area-

      The Company operates in one industry segment. Information about the Company's operations for the years ended December 31, 1997, 1996 and 1995 by different geographic areas is shown below.

                                                      Other
                       United                        Foreign
1997                   States        Colombia         Areas           Total
----                  --------     ------------      --------     ------------
Oil and gas sales     $     --     $  8,982,008      $     --     $  8,982,008
                      ========     ============      ========     ============
Operating profit
(loss)                $     --     $(25,211,665)     $ (8,792)    $(25,220,457)
                      ========     ============      ========

General corporate income and expenses, net                         (2,855,108)
                                                                  ------------

Income (loss) before income taxes                                 $(28,075,565)
                                                                  ============

Identifiable
 assets               $349,612     $ 13,985,826      $    760     $ 14,336,198
                      ========     ============      ========

Corporate assets:
  Cash and cash equivalents                                          2,124,250
                                                                  ------------
Total assets                                                      $ 16,460,448
                                                                  ============

                                                      Other
                       United                        Foreign
1996                   States        Colombia         Areas           Total
----                  --------     ------------      --------     ------------
Oil and gas sales     $     --     $ 11,446,587      $     --     $ 11,446,587
                      ========     ============      ========     ============

Operating profit
(loss)                $(42,748)    $  1,701,677      $(40,112)    $  1,618,817
                      ========     ============      ========

General corporate income and expenses, net                          (2,472,954)
                                                                  ------------

Income (loss) before income taxes                                 $   (854,137)
                                                                  ============

Identifiable
 assets               $633,606     $ 43,780,585      $     --     $ 44,414,191
                      ========     ============      ========

Corporate assets:
   Cash and cash equivalents                                         4,107,364
                                                                  ------------

Total assets                                                      $ 48,521,555
                                                                  ============

                       United                        Other Foreign
1995                   States        Colombia            Areas             Total
----                  --------     ------------      -------------     ------------
Oil and gas
sales                 $     --     $  8,635,570      $     --          $  8,635,570
                      ========     ============      ============      ============

Operating
profit (loss)         $ (6,476)    $    158,792      $ (1,547,278)     $ (1,394,962)
                      =========    ============      ============

General corporate income and expenses, net                               (2,176,512)
                                                                       ------------

Income (loss) before income taxes                                      $ (3,571,474)
                                                                       ============

Identifiable
  assets              $937,359     $ 43,303,637      $      4,841      $ 44,245,837
                      ========     ============      ============

Corporate assets:
   Cash and cash equivalents                                              5,713,191
                                                                       ------------

Total assets                                                           $ 49,959,028
                                                                       ============

      The operating loss in other foreign areas represents oil and gas acquisition and exploration costs charged to expense, of which $674,554 was in Papua New Guinea, $798,263 was in France and $74,461 was in other countries.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

      The following tables set forth information about the Company's oil and gas producing activities pursuant to the requirements of SFAS No. 69 "Disclosures About Oil and Gas Producing Activities".


        Capitalized Costs                                December 31,
        -----------------                     ---------------------------------
                                                  1997                 1996
                                              ------------         ------------
Proved properties                             $ 59,317,097         $ 56,500,390
Unproved properties                                263,908              227,846
                                              ------------         ------------

                                                59,581,005           56,728,236
Accumulated depreciation,
 depletion and amortization                    (48,115,622)         (17,610,628)
                                              ------------         ------------

Net capitalized costs                         $ 11,465,383         $ 39,117,608
                                              ============         ============

      As of December 31, 1997 and 1996, all capitalized costs pertained to oil and gas properties in Colombia.

      The Company's investment in oil and gas properties as of December 31, 1997 includes $263,908 in unevaluated properties which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors.

Costs Incurred

                                                       Other
   Year Ended                                         Foreign
December 31, 1997                    Colombia          Areas            Total
-----------------                   ----------       ----------       ----------
Property acquisition-
 Proved properties                  $       --       $       --       $       --
 Unproved properties                        --              760              760
Exploration                            308,239               --          308,239
Development                          2,543,770               --        2,543,770
                                    ----------       ----------       ----------

Total costs incurred                $2,852,009       $      760       $2,852,769
                                    ==========       ==========       ==========

                                                       Other
   Year Ended                                         Foreign
December 31, 1996                    Colombia          Areas            Total
-----------------                   ----------       ----------       ----------
Property acquisition-
 Proved properties                  $       --       $       --       $       --
 Unproved properties                        --            5,258            5,258
Exploration                          1,257,150           34,854        1,292,004
Development                          4,829,074               --        4,829,074
                                    ----------       ----------       ----------

Total costs incurred                $6,086,224       $   40,112       $6,126,336
                                    ==========       ==========       ==========

   Year Ended
December 31, 1995
-----------------
Property acquisition-
  Proved properties                 $1,590,943       $       --       $1,590,943
  Unproved properties                       --           61,361           61,361
Exploration                          1,439,406          502,544        1,941,950
Development                          6,229,286               --        6,229,286
                                    ----------       ----------       ----------

Total costs incurred                $9,259,635       $  563,905       $9,823,540
                                    ==========       ==========       ==========



        Results of Operations                               Year Ended December 31,
        ---------------------                  -----------------------------------------------
                                                   1997              1996             1995
                                               ------------      ------------     ------------
Revenues                                       $  8,982,008      $ 11,446,587     $  8,635,570

Expenses-
  Production costs                                3,677,603         3,410,162        3,533,572
  Depreciation, depletion and amortization        4,764,036         6,323,999        4,936,955
  Write down of oil and gas properties           25,752,034
                                               ------------      ------------     ------------
                                                 34,193,673         9,734,161        8,470,527
                                               ------------      ------------     ------------

Results of operations before income taxes       (25,211,665)        1,712,426          165,043

Provision for income taxes                               --           710,657           70,638
                                               ------------      ------------     ------------

Results of operations from oil and gas         $(25,211,665)     $  1,001,769     $     94,405
 producing activities                          ============      ============     ============

Sales price per barrel                               $17.39            $19.82           $16.39

Production costs per barrel                            7.12              5.91             6.71

Depreciation, depletion and amortization
 per dollar of oil and gas revenues
 (excluding write down of oil and gas
 properties)                                            .53               .55              .57

      During the years ended December 31, 1997, 1996 and 1995, all of the Company's oil and gas producing operations were located in Colombia.

      During 1997, 1996 and 1995 the Company also charged to expense a total of $8,792, $40,112 and $1,547,278 respectively, of acquisition and exploration costs pertaining to its activities in other foreign areas.

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

      Estimates of the Company's proved reserves and related valuations, as shown in the following tables were developed pursuant to SFAS No. 69. Huddleston & Co., Inc. provided estimates of future recoverable oil reserves and projected future net revenues. The Company's proved reserves were comprised entirely of crude oil in Colombia, and are stated in barrels.

                                                           December 31,
                                              -------------------------------------
                                                1997          1996          1995
                                              ---------     ---------     ---------
Proved developed and undeveloped reserves:
       Beginning of year                      3,415,909     3,942,231     4,626,883
       Revisions of previous estimates       (1,109,268)       51,106      (377,493)
       Production                              (516,543)     (577,428)     (526,834)
       Purchases of reserves in place                --            --       219,675
                                              ---------     ---------     ---------

      End of year                             1,790,098     3,415,909     3,942,231
                                              =========     =========     =========
Proved undeveloped reserves at end of year           --       980,824     2,002,811
Proved developed reserves at end of year      1,790,098     2,435,085     1,939,420

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

Standardized Measure of Discounted Future Net Cash Flows

                                                 As of December 31,
                                     -------------------------------------------
                                        1997            1996            1995
                                     -----------     -----------     -----------
Future cash inflows                  $25,617,420     $77,207,720     $69,343,840
Future costs-
  Production                           9,348,337      13,778,938      18,021,679
  Development                            395,643       3,513,309       5,264,508
                                     -----------     -----------     -----------
Future net cash flows
  before income taxes                 15,873,440      59,915,473      46,057,653
Future income taxes                      961,636       6,010,111       4,232,095
                                     -----------     -----------     -----------

Future net cash flows                 14,911,804      53,905,362      41,825,558
10% discount factor                    3,430,104      10,755,572      11,151,677
                                     -----------     -----------     -----------
Standardized measure of
  discounted future net
  cash flows                         $11,481,700     $43,149,790     $30,673,881
                                     ===========     ===========     ===========

Changes In Standardized Measure of Discounted Future Net Cash Flows

                                              Year Ended December 31,
                                    --------------------------------------------
                                        1997            1996            1995
                                    ------------    ------------    ------------
Standardized measure,
 beginning of year                  $ 43,149,790    $ 30,673,881    $ 32,434,723
Increases (decreases)
  Sales, net of production costs      (5,304,405)     (8,036,425)     (5,101,998)
  Net change in sales prices,
     net of production costs         (25,277,345)     14,139,910       1,578,689
  Changes in estimated future
     development costs                 1,346,106      (1,111,112)     (1,749,979)
Development costs incurred during
 the year that reduced future
 development costs                     1,751,409       3,310,248       4,994,019
Revisions of quantity estimates       (9,310,817)      2,540,160      (9,003,192)
Accretion of discount                  4,808,672       3,359,280       3,702,993
Net change in income taxes             4,116,800      (2,018,011)      1,676,288
Purchases of reserves in place                --              --       1,758,109
Changes in production rates
 (timing) and other                   (3,798,510)        291,859         384,229
                                    ------------    ------------    ------------
Standardized measure
 end of year                        $ 11,481,700    $ 43,149,790    $ 30,673,881
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

                                                                      SCHEDULE I

                          GARNET RESOURCES CORPORATION

                  Condensed Financial Information of Registrant

                                 Balance Sheets

                                                          December 31,
                                                 ------------------------------
      ASSETS                                         1997              1996
      ------                                     ------------      ------------
CURRENT ASSETS:
   Cash                                          $    164,092      $     86,119
   Accounts receivable                                 28,116           494,261
   Prepaid expenses                                    27,330            24,124
                                                 ------------      ------------

      Total current assets                            219,538           604,504
                                                 ------------      ------------

INVESTMENTS IN AND ADVANCES TO                      6,988,613        34,427,950
SUBSIDIARIES                                     ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
   Furniture and equipment                             72,255            69,928
   Less - Accumulated depreciation                    (47,116)          (41,731)
                                                 ------------      ------------

                                                       25,139            28,197
                                                 ------------      ------------

OTHER ASSETS                                          205,784           309,497
                                                 ------------      ------------

                                                 $  7,439,074      $ 35,370,148
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

                                                                      SCHEDULE I

                          GARNET RESOURCES CORPORATION

                  Condensed Financial Information of Registrant

                                 Balance Sheets

                                   (Continued)

                                                           December 31,
                                                   ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                   1997            1996
------------------------------------               ------------    ------------
CURRENT LIABILITIES:
   Current portion of Long-term debt               $ 15,000,000              --
   Accounts payable and accrued liabilities              22,410         163,240
                                                   ------------    ------------
                                                     15,022,410         163,240

LONG-TERM DEBT                                               --      15,000,000
                                                   ------------    ------------

OTHER LONG-TERM LIABILITIES                                  --              --
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000
   shares authorized, 11,492,162 shares issued
   and outstanding as of December 31, 1997
   and 1996                                             114,922         114,922
  Capital in excess of par value                     52,491,212      52,491,212
  Retained earnings (deficit)                       (60,189,470)    (32,399,226)
                                                   ------------    ------------

      Total stockholders' equity                     (7,583,336)     20,206,908
                                                   ------------    ------------
                                                   $  7,439,074    $ 35,370,148
                                                   ============    ============

These financial statements should be read in, conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.

                                                                     SCHEDULE I

                          GARNET RESOURCES CORPORATION

                  Condensed Financial Information of Registrant

                            Statements of Operations

                                                    Year Ended December 31,
                                      --------------------------------------------
                                          1997            1996            1995
                                      ------------    ------------    ------------
INTEREST INCOME                       $      6,378    $    140,732    $    519,630
                                      ------------    ------------    ------------
COSTS AND EXPENSES:
  Exploration                                   --           1,775         798,263
  General and administrative             1,256,948       1,134,107       1,953,436
  Interest                               1,712,745       1,243,668         819,134
  Depreciation                               7,114           8,273           5,874
                                      ------------    ------------    ------------
                                         2,976,807       2,387,823       3,576,707
                                      ------------    ------------    ------------

INCOME (LOSS) BEFORE EQUITY IN          (2,970,429)     (2,247,091)     (3,057,077)
  EARNINGS (LOSSES) OF SUBSIDIARIES

EQUITY IN EARNINGS (LOSSES) OF         (24,819,815)        187,194      (1,566,245)
SUBSIDIARIES                          ------------    ------------    ------------

NET LOSS                              $(27,790,244)   $ (2,059,897)   $ (4,623,322)
                                      ============    ============    ============

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of Part II.

                                                                      SCHEDULE I

                          GARNET RESOURCES CORPORATION

                  Condensed Financial Information of Registrant

                            Statements of Cash Flows

                                                                  Year Ended December 31,
                                                       --------------------------------------------
                                                           1997            1996            1995
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(27,790,244)   $ (2,059,897)   $ (4,623,322)
  Equity in (earnings) loss of subsidiaries              24,819,815        (187,194)      1,566,245
  Exploration costs                                              --           1,775         798,263
  Depreciation                                                7,114           8,273           5,874
  Changes in components of working capital                   99,923        (378,881)        159,500
  Other                                                     154,103          89,927         213,309
                                                       ------------    ------------    ------------

     Net cash used for operating activities              (2,709,289)     (2,525,997)     (1,880,131)
                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances from (to) subsidiaries      2,619,522        (161,156)     (6,131,388)
  Capital expenditures                                      (54,446)        (25,929)       (132,902)
  Loans repaid by Argosy Energy International               222,186       1,710,518       2,353,784
                                                       ------------    ------------    ------------

     Net cash provided by
     (used for) investing activities                      2,787,262       1,523,433      (3,910,506)
                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net cash used for financing activities                        --              --              --
                                                       ------------    ------------    ------------

NET (DECREASE) INCREASE CASH                                 77,973      (1,002,564)     (5,790,637)

CASH AT BEGINNING OF PERIOD                                  86,119       1,088,683       6,879,320
                                                       ------------    ------------    ------------

CASH AT END OF PERIOD                                  $    164,092    $     86,119    $  1,088,683
                                                       ============    ============    ============

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

(3)         Articles of Incorporation and By-Laws:

            (A)   Restated Certificate of Incorporation filed on April
                  3, 1987, as amended.                                      3(A)

            (B)   By-Laws, as amended, incorporated by reference to
                  Exhibit 3(B) to Registrant's Form 10-K for the
                  fiscal year ended December 31, 1994.                         *

(4) Instruments defining the rights of security holders, including indentures:

            (A)   Excerpts from Restated Certificate of Incorpora-
                  tion, as amended.                                         4(A)

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

Item No.    Item Title                                              Exhibit No.

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

            (E) Contract for Sale of Santana Crude dated February 10, 1997 by and among Empresa Colombiana de Petroleos, Argosy Energy International and Neo Energy, Inc., incorporated by reference to Exhibit 10(D) to Registrant's Form 10-K for the fiscal year ended December 31, 1996.

            (F)   Extension of Contract of Sale of Santana Crude dated
                  February 10, 1997 by and among Empresa Colombiana de Petroleos, Argosy Energy International and Neo
                  Energy, Inc.                                             10(F)

            (G)   Association Contract for the Fragua Area effective
                  June 1, 1992 by and between Empresa Colombiana de
                  Petroleos, on the one part, and Argosy Energy
                  International and Neo Energy, Inc., on the other
                  part, incorporated by reference to Exhibit 10(JJ) to Registrant's Form 10-K for the fiscal year ended
                  December 31, 1992                                            *

Item No.    Item Title                                              Exhibit No.

            (H)   Operating Agreement for the Fragua Area dated as of
                  April 15, 1992 by and between Argosy Energy
                  International and Neo Energy, Inc., incorporated by
                  reference to Exhibit 10(KK) to Registrant's Form
                  10-K for the fiscal year ended December 31, 1992.            *

            (I) Association Contract for the Yuruyaco Area effective November 19, 1995 by and between Empresa Colombiana de Petroleos, on the one part, and Argosy Energy International and Neo Energy, Inc., on the other part incorporated by reference to Exhibit (G) to Registrant's Form 10-K for the fiscal year ended December 31, 1995.

            (J)   Operating Agreement for the Yuruyaco Area dated as
                  of November 7, 1995 by and between Argosy Energy
                  International and Neo Energy, Inc., incorporated by
                  reference to Exhibit 10(A) to Registrant's Form 10-Q
                  for the quarterly period ended March 31, 1996.               *

            (K)   Second Amended and Restated Limited Partnership
                  Agreement of Argosy Energy International dated as of
                  January 11, 1991, incorporated by reference to
                  Exhibit 10(GG) to Form S-4 Registration Statement
                  No. 33-43533.                                                *

            (L)   Amendment to Second Amended and Restated Limited
                  Partnership Agreement of Argosy Energy International
                  dated as of January 13, 1994, incorporated by
                  reference to Exhibit 10(BB) to Registrant's Form
                  10-K for the fiscal year ended December 31, 1993.            *

            (M)   Second Amendment to Second Amended and Restated
                  Limited Partnership Agreement of Argosy Energy
                  International dated as of July 1, 1994 incorporated
                  by reference to Exhibit 10(J) to Registrant's Form
                  10-K for the fiscal year ended December 31, 1994.            *

            (N) Petroleum Prospecting License No. 181, Incorporated by reference to Exhibit 10(A) to

Item No.    Item Title                                              Exhibit No.

                  Registrant's Form 10-Q for the quarterly period
                  ended September 30, 1995.                                    *

            (O)   Papua New Guinea PPL-77 Agreement dated April 27,
                  1995 among Garnet PNG Corporation, Niugini Energy
                  Pty. Limited and Occidental International
                  Exploration and Production Company, incorporated by
                  reference to Exhibit 10(B) to Registrant's Form 10-Q
                  for the quarterly period ended September 30, 1995.           *

            (P)   Purchase Agreement dated as of December 21, 1993
                  among Garnet Resources Corporation and the Investors purchasing Registrant's 9 1/2% Convertible
                  Subordinated Debentures, incorporated by reference
                  to Exhibit 10(Y) to Registrant's Form 10-K for the
                  fiscal year ended December 31, 1993.                         *

            (Q)   Pledge Agreement dated as of December 21, 1993 made
                  by Garnet Resources Corporation in favor of Pecks
                  Management Partners Ltd., incorporated by reference
                  to Exhibit 10(Z) to Registrant's Form 10-K for the
                  fiscal year ended December 31, 1993.                         *

            (R)   Noteholders' and Stockholders' Agreement dated as of
                  December 21, 1993 among Garnet Resources
                  Corporation, the Investors purchasing Registrant's 9
                  1/2% Convertible Subordinated Debentures, and
                  certain existing stockholders of Registrant,
                  incorporated by reference to Exhibit 10(AA) to
                  Registrant's Form 10-K for the fiscal year ended
                  December 31, 1993.                                           *

            (S)   Finance Agreement dated May 2, 1994 between Argosy
                  Energy International and overseas Private Investment Corporation, incorporated by reference to Exhibit
                  10(A) to Registrant's Form 10-Q for the quarterly
                  period ended September 30, 1994                              *

            (T)   Amendment No. 1 dated July 28, 1994 to Finance
                  Agreement between Argosy Energy International and Overseas Private Investment

Item No.    Item Title                                              Exhibit No.

                  Corporation, incorporated by reference to Exhibit
                  10(B) to Registrant's Form 10-Q for the quarterly
                  period ended September 30, 1994.                             *

            (U)   Amendment No. 2 dated March 24, 1995 to the Finance
                  Agreement between Argosy Energy International and
                  Overseas Private Investment Corporation,
                  incorporated by reference to Exhibit 10(C) to
                  Registrant's Form 10-Q for the quarterly period
                  ended September 30, 1995.                                    *

            (V)   Amendment No. 3 dated September 26, 1995 to Finance
                  Agreement between Argosy Energy International and
                  Overseas Private Investment Corporation,
                  incorporated by reference to Exhibit 10(D) to
                  Registrant's Form 10-Q for the quarterly period
                  ended September 30, 1995.                                    *

            (W)   Loan Agreement dated August 3, 1994 by and between
                  Texas Commerce Bank National Association and Argosy
                  Energy International, incorporated by reference to
                  Exhibit 10(C) to Registrant's Form 10-Q for the
                  quarterly period ended September 30, 1994.                   *

            (X)   Stage I Promissory Note dated August 3, 1994 from
                  Argosy Energy International to Texas Commerce Bank
                  National Association in the principal amount of
                  $4,400,000, incorporated by reference to Exhibit
                  10(D) to Registrant's Form 10-Q for the quarterly
                  period ended September 30, 1994.                             *

            (Y)   Stage II Promissory Note dated October 25, 1995 from
                  Argosy Energy International to Texas Commerce Bank
                  National Association in the principal amount of
                  $4,800,000, incorporated by reference to Exhibit
                  10(E) to Registrant's Form 10-Q for the quarterly
                  period ended September 30, 1995.                             *

            (Z) Guaranty dated July 26, 1994 from Overseas Private Investment Corporation to Texas Commerce Bank
                  National Association, incorporated by reference to
                  Exhibit 10(E) to

Item No.    Item Title                                              Exhibit No.

                  Registrant's Form 10-Q for the quarterly period
                  ended September 30, 1994.                                    *

            (AA)  Project Support Agreement dated August 3, 1994 among
                  Garnet Resources Corporation, Argosy Energy
                  International and Overseas Private Investment
                  Corporation, incorporated by reference to Exhibit
                  10(F) to Registrant's Form 10-Q for the quarterly
                  period ended September 30, 1994.                             *

            (BB)  Security Agreement dated August 3, 1994 made by
                  Argosy Energy International to Overseas Private
                  Investment Corporation, incorporated by reference to
                  Exhibit 10(G) to Registrant's Form 10-Q for the
                  quarterly period ended September 30, 1994.                   *

            (CC)  Escrow Agreement dated August 3, 1994 among Argosy
                  Energy International, Overseas Private Investment
                  Corporation, Texas Commerce Bank National
                  Association, as Lender, and Texas Commerce Bank
                  National Association, as Escrow Agent, incorporated
                  by reference to Exhibit 10(H) to Registrant's Form
                  10-Q for the quarterly period ended September 30,
                  1994.                                                        *

            (DD)  Conditional Assignment Agreement dated August 3,
                  1994 made by Argosy Energy International in favor of
                  Overseas Private Investment Corporation,
                  incorporated by reference to Exhibit 10(J) to
                  Registrant's Form 10-Q for the quarterly period
                  ended September 30, 1994.                                    *

            (EE)  Subordination Agreement dated August 3, 1994 made by
                  Garnet Resources Corporation in favor of Overseas
                  Private Investment Corporation, incorporated by
                  reference to Exhibit 10(K) to Registrant's Form 10-Q
                  for the quarterly period ended September 30, 1994.           *

            (FF) Subordination Agreement dated August 3, 1994 made by Argosy Energy Incorporated in favor of Overseas
                  Private Investment Corporation,

Item No.    Item Title                                              Exhibit No.

                  incorporated by reference to Exhibit 10(L) to
                  Registrant's Form 10-Q for the quarterly period
                  ended September 30, 1994.                                    *

            (GG)  Pledge Agreement dated August 3, 1994 made by Garnet
                  Resources Corporation and Argosy Energy Incorporated
                  to Overseas Private Investment Corporation,
                  incorporated by reference to Exhibit 10(M) to
                  Registrant's Form 10-Q for the quarterly period
                  ended September 30, 1994.                                    *

            (HH)  1987 Stock Option Plan of Garnet Resources
                  Corporation, incorporated by reference to Exhibit
                  10(F) to Form S-1 Registration Statement No.
                  33-16426.                                                    *

            (II)  1990 Stock Option Plan of Garnet Resources
                  Corporation, as amended, incorporated by reference
                  to Appendix A to Garnet Resources Corporation's
                  Notice of Annual Meeting and Proxy Statement for its
                  Annual Meeting of Shareholders held on June 21,
                  1995.                                                        *

            (JJ)  Form of Garnet Resources Corporation Non-Incentive
                  Stock Option Agreement for employees, incorporated
                  by reference to Exhibit 10(G) to Form S-1
                  Registration Statement No. 33-16426.                         *

            (KK)  Form of Garnet Resources Corporation Non-Incentive
                  Stock Option Agreement for non-employees,
                  incorporated by reference to Exhibit 10(H) to Form
                  S-1 Registration Statement No. 33-16426.                     *

            (LL)  1997 Directors' Stock Option Plan of Garnet
                  Resources Corporation, as amended, incorporated by
                  reference to Appendix A to Garnet Resources
                  Corporation's Notice of Annual Meeting and Proxy
                  Statement for its Annual Meeting of Shareholders
                  held on May 22, 1997.                                        *

Item No.    Item Title                                              Exhibit No.

            (MM)  Letter Agreement dated June 28, 1995 between George
                  M. Nevers and Garnet Resources Corporation,
                  incorporated by reference to Exhibit 10(F) to
                  Registrant's Form 10-Q for the quarterly period
                  ended September 30, 1995.                                    *

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