Form 10-Q
period 1998-03-31
GARNET RESOURCES CORP /DE/
filed 1998-05-15
CIK 820084

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission file number 0-16621

                          GARNET RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  74-2421851
  (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                  Identification No.)

   RR 2 BOX 4400, NACOGDOCHES, TEXAS                       75961
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (409) 559-9959



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

As of May 15, 1998, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

        GARNET RESOURCES CORPORATION (the "Registrant" or the "Company")

                                    I N D E X




PART I - FINANCIAL INFORMATION                                                   Page
                                                                                 ----

Item 1. Financial Statements

           Consolidated Balance Sheets -
            March 31, 1998 (unaudited)
            and December 31, 1997                                                 3-4


           Consolidated Statements of
            Operations for the Three Months Ended
            March 31, 1998 and 1997
            (unaudited)                                                             5


           Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            March 31, 1998 and 1997  (unaudited)                                    6


           Notes to Condensed Consolidated Financial
            Statements- March 31, 1998  (unaudited)                              7-13



Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                         13-16



PART II - OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K                               16-18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
------------------------------

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         -------------------------------

                                                    March 31,       December 31
                                                      1998             1997
                                                 --------------   --------------
                                                   (unaudited)
         ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                $  2,411,699     $  2,124,250
         Accounts receivable                           835,866        1,476,485
         Inventories                                   380,325          736,899
         Prepaid expenses                              142,256          108,577
                                                --------------   --------------

                  Total current assets               3,770,146        4,446,211
                                                 -------------    -------------


PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties
          (full-cost method)-
           Proved                                   60,245,702       59,317,097
           Unproved (excluded from

            amortization)                              282,344          263,908
                                                --------------   --------------

                                                    60,528,046       59,581,005


         Other equipment                               134,409          134,598
                                                --------------   --------------


                                                    60,662,455       59,715,603

         Less - Accumulated depreciation,
          depletion and amortization               (52,225,469)     (48,213,229)
                                                  ------------      -----------

                                                     8,436,986       11,502,374
                                                 -------------     ------------


OTHER ASSETS                                           451,523          511,863
                                                 -------------   --------------


                                                  $ 12,658,655     $ 16,460,448
                                                   ===========      ===========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Continued


                                                   March 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1998            1997
                                                 ------------    ------------
                                                 (unaudited)
CURRENT LIABILITIES:
     Current portion of long-term debt           $ 22,641,480    $ 22,641,480
     Accounts payable and accrued
      liabilities                                   1,701,683       1,123,104
                                                 ------------    ------------

         Total current liabilities                 24,343,163      23,764,584
                                                 ------------    ------------

LONG-TERM DEBT, net of current portion                   --              --
                                                 ------------    ------------

DEFERRED INCOME TAXES                                    --              --
                                                 ------------    ------------

OTHER LONG-TERM LIABILITIES                           274,462         279,200
                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000
        shares authorized, 11,492,162 shares
        issued and outstanding as of March 31,
        1998 and December 31, 1997                    114,922         114,922
     Capital in excess of par value                52,491,212      52,491,212
     Retained earnings (deficit)                  (64,565,104)    (60,189,470)
                                                 ------------    ------------

         Total stockholders' equity               (11,958,970)     (7,583,336)
                                                 ------------    ------------

                                                 $ 12,658,655    $ 16,460,448
                                                 ============    ============
















The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
REVENUES:
     Oil sales                                  $  1,124,154    $  3,044,001
     Interest and other                               57,578          69,759
                                                ------------    ------------
                                                   1,181,732       3,113,760
                                                ------------    ------------
COSTS AND EXPENSES:
     Production                                      606,451         943,776
     Exploration                                         760           1,752
     General and administrative                      282,321         204,908
     Interest                                        572,876         585,131
     Depreciation, depletion and amortization        530,543       2,092,572
     Write down of oil and gas properties          3,481,699       3,511,733
     Foreign currency translation (gain) loss        (29,437)        (80,086)
                                                ------------    ------------
                                                   5,445,213       7,259,786
                                                ------------    ------------

INCOME (LOSS) BEFORE  INCOME TAXES                (4,263,481)     (4,146,026)

PROVISION (BENEFIT) FOR  INCOME TAXES                112,153        (253,755)
                                                ------------    ------------

NET LOSS                                        $ (4,375,634)   $ (3,892,271)
                                                ============    ============


BASIC AND DILUTED NET LOSS PER SHARE            $       (.38)   $       (.34)
                                                ============    ============

WEIGHTED AVERAGE BASIC AND DILUTED

     SHARES OUTSTANDING                           11,492,162      11,492,162
                                                ============    ============








The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Three  Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                    1998          1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $(4,375,634)   $(3,892,271)
     Exploration costs                                                  760          1,752
     Depreciation, depletion and amortization                       530,543      2,092,572
     Write down of oil and gas properties                         3,481,699      3,511,733
     Deferred income taxes                                             --         (489,254)
     Changes in components of working capital                     1,676,977        412,199
     Other                                                           60,390         59,591
                                                                -----------    -----------

         Net cash provided by operating activities                1,374,735      1,696,322
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        (1,102,749)    (3,008,123)
     (Increase) decrease in joint venture and
         contractor advances                                        (50,973)     1,005,540
     Other                                                            2,036        (57,562)
                                                                -----------    -----------
         Net cash used for investing activities                  (1,151,686)    (2,060,145)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short term borrowings                                           64,400           --
     Costs of debt issuances                                           --          (10,537)
                                                                -----------    -----------


         Net cash (used) for provided by financing activities        64,400        (10,537)
                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                              287,449       (374,360)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                          2,124,250      4,107,364
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 2,411,699    $ 3,733,004
                                                                ===========    ===========


Supplemental disclosures of cash flow information:
 Cash paid for -

     Interest, net of amounts capitalized                       $   135,699    $   548,331
     Income taxes                                                    51,932        232,889



The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                              -------------------
                                   (Unaudited)

(1)  FINANCIAL STATEMENT PRESENTATION-

       The condensed consolidated financial statements include the accounts of Garnet Resources Corporation, a Delaware corporation ("Garnet"), and its wholly owned subsidiaries. Garnet and its wholly owned subsidiaries are collectively referred to as the "Company." These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in its Form 10-K for the year ended December 31, 1997.

(2)  MERGER PLANS

       On April 16th, 1998, the Company signed a letter of intent to merge with Aviva Petroleum, Inc.("Aviva"), a publicly traded international oil and gas exploration and production company. Aviva, through its wholly owned subsidiary, Neo Energy Corporation ("Neo") owns a 45% non-operated working interest in the Colombian joint operations in which the Company owns 55% and is the operator. Aviva also owns and operates properties offshore Gulf of Mexico in the United States.

       The proposed arrangements include Aviva refinancing Garnet's outstanding debt to Chase Bank of Texas ("Chase") which is guaranteed by the U. S. Overseas Private Investment Corporation ("OPIC"), issuing approximately 1.1 million, 12.9 million and 0.1 million new Aviva commons shares to Garnet shareholders, Garnet debenture holders and the minority interest owners of Argosy Energy International , respectively. The Garnet debenture Holders will sell their $ 15 million of 9.5% subordinated debentures due December 21, 1998 to Aviva in connection with the merger transaction.

       The merger transaction contemplates that Aviva will form a wholly owned subsidiary which will then merge with and into Garnet. Garnet will become a wholly owned subsidiary of Aviva upon consummation of the merger. The merger is subject to various contingencies including negotiation, execution and delivery of an Agreement and Plan of Merger, a Debenture Purchase Agreement and a Limited Partnership Interest Purchase Agreement, approvals thereof by ING Capital (Aviva's lender), OPIC, Chase, and shareholders of Garnet and Aviva. No assurance can be given that the merger will be effected.

(3)   LIQUIDITY AND CAPITAL RESOURCES

       The Company is highly leveraged with $22,600,000 in current debt consisting of (i) $15,000,000 of Debentures due December 21, 1998 and (ii) $7,700,000 ($7,600,000 net to Garnet) in principal outstanding under the OPIC Loan to Argosy. Based on Argosy's year-end financial statements, Argosy has determined that it is no longer in compliance with certain covenants required by the finance agreement governing the OPIC Loan. In the absence of a waiver of such covenants, either OPIC or Chase would have the right to call a default under the OPIC Loan, accelerate payment of all outstanding amounts due thereunder and realize upon the collateral securing the OPIC Loan. Although Argosy intends to apply for a waiver, given the Company's financial position and negative working capital balance at March 31, 1998, no assurance can be given that such waiver will be granted or continued. Under the terms of the OPIC Loan, the 75% of proceeds from Argosy's oil sales, which are paid in U.S. dollars are deposited into an escrow account with Chase to secure payment of the OPIC Loan. Argosy is required to maintain a minimum balance in such escrow account equal to six months of interest, principal and other fees due under the OPIC Loan. The escrow account minimum required balance at April 15, 1998 was $1,700,000 and the total account balance was $1,960,000. Any excess in the escrow account over the minimum balance can be released to Argosy and used to pay operating expenses and amounts due under the OPIC Loan. Even if OPIC grants a waiver of the loan covenants with which Argosy is not in compliance, if the minimum balance required in such escrow account increases, as a result of a change in the amortization schedule or otherwise, sufficient funds may not be available to fund the Company's operations.

The Company was unable to pay Debenture interest due March 31, 1998 and the Company's financial forecasts indicate that, assuming no changes in its capital structure, working capital and cash flow from operations, the Company will not be able to pay Debenture interest due June 30, 1998, or pay principal and interest due under the OPIC Loan on June 15, 1998 and continue to maintain the minimum balance in the escrow account. The Company also does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the Debentures at maturity or earlier if the Debenture holders call a default as a result of the non-payment of interest. The Company must complete a restructuring transaction or renegotiate the terms of the Debentures in order to avoid non-compliance with its obligations to pay the Debentures. As a result, management believes there is substantial doubt about the Company's ability to continue as a going concern. In the absence of a business transaction or a restructuring of the Company's indebtedness, the Company may seek protection from its creditors under the Federal Bankruptcy Code.

(4)  COLOMBIAN OPERATIONS-

      Through its ownership of interests in Argosy Energy International, a Utah limited partnership ("Argosy"), the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and Neo to explore for oil and gas on approximately 52,000 acres located in the Putumayo Region of Colombia (the "Santana Block").The contract provided for a ten-year exploration period that expired in 1997 and for a production period expiring in 2015. Argosy and Neo also have two association contracts (the "Fragua Contract" and the "Yuruyaco Contract") with Ecopetrol. The Fragua Contract covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), while the Yuruyaco Contract covers an area of approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"). Work obligations under these two contracts have been met and applications to relinquish the areas have been filed with Ecopetrol. Argosy and Neo also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol. Argosy and Neo notified Ecopetrol in 1994 that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates made continued operation of the wells economically unattractive.

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

      The Company's resulting net participation in revenues and costs for the Santana Contract Contract is as follows:

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


(5)  EXPLORATION LICENSES IN PAPUA NEW GUINEA-

      Garnet PNG Corporation, a wholly owned subsidiary of Garnet ("Garnet PNG"), owned a 6% interest (the "PPL-181 Interest) in Petroleum Prospecting License No. 181 ("PPL-181") which covered 952,000 acres (the "PPL-181 Area"). Garnet PNG also held a 7.73% interest in an adjoining license, Petroleum Prospecting License No. 174, on which an exploratory dry hole was drilled in the first quarter of 1996. This license was surrendered on April 25, 1997. In 1986, oil was discovered approximately 10 miles from the northern border of the PPL-181 Area in an adjoining license area.

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

In an agreement dated November 24, 1997, among Occidental Kanau Ltd. ("Kanau"), Occidental of Papua New Guinea Ltd. ("Occidental PNG"), Santos Niugini Exploration Pty. Limited ("Santos"), Niugini Energy, Inc. and Garnet PNG , Garnet PNG agreed to exchange its 6% interest (the "PPL-181 Interest") in PPL-181 for a 4% interest in a newly applied for but not yet issued petroleum prospecting license (New PPL") covering the PPL-181 Area and Petroleum Prospecting License No. 158 ("PPL-158") held by Occidental PNG and Santos. On April 28, 1998, the Minister for Petroleum and Energy for the Government of Papua New Guinea agreed in writing to the relinquishment of PPL-181 and PPL-158 and to the issuance of the New PPL to be designated Petroleum Prospecting License No. 206 ("PPL-206). It is anticipated that PPL-206 will be formally issued during the third quarter of this year.

      Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax lawns, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately US$ 290,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.

(6)  LONG-TERM DEBT-

Long-term debt at March 31, 1998 and December 31, 1997 consisted of the following:

                                                  1998           1997
                                             ------------    ------------

9 1/2% convertible subordinated debentures   $ 15,000,000    $ 15,000,000
Notes payable by Argosy to a U.S. bank          7,641,480       7,641,480
                                             ------------    ------------

                                               22,641,480      22,641,480
Less -- Current portion                       (22,641,480)    (22,641,480)
                                             ------------    ------------

                                             $               $
                                             ============    ============

      In 1993, Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 21, 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy (see Note 2). Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. The Debentures mature December 21, 1998; therefore, the entire balance has been classified as current in the accompanying consolidated balance sheet. As of March 31, 1998, Garnet was not in compliance with the minimum net worth required by the Debentures and did not pay the quarterly interest payment due March 31, 1998. Additionally, the Company does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the debentures at maturity, therefore the Company must consummate a restructuring transaction prior to their maturity date in order to avoid non-compliance with its obligations to pay the Debentures. If no restructuring transaction is consummated the Company will be required to re-negotiate the terms of the debentures. In the absence of a business transaction or a restructuring of the Company's indebtedness, the Company may seek protection from its creditors under the Federal Bankruptcy Code.

      In 1994, Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy, the loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company used these funds to drill development wells and complete the construction of its production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners, including the Company, prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's Eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at March 31, 1998 was 6.125%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed. Argosy is no longer in compliance with certain covenants required by the finance agreement governing the OPIC Loan.

(7) Stock option plans-

      Garnet has adopted stock option plans (the "Employee Plans") pursuant to which an aggregate of 1,473,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to officers, employees, and certain other persons or entities performing substantial services for or on behalf of Garnet or its subsidiaries.

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

      On May 22, 1997, Garnet adopted the 1997 Directors' Stock Option Plan (the"1997 Directors' Plan") pursuant to which an aggregate of 470,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to non-employee directors. An aggregate of 122,950 shares was issuable as of March 31, 1998 upon exercise of options granted thereunder in exchange, among other things, for the surrender of 265,000 options previously granted to such directors under the 1990 Directors' Stock Option Plan that has since been terminated. Director's stock options are exercisable for a period of 5 years from the date of grant. The purchase price of shares issuable upon exercise of a director's stock option must be paid in cash.

      The following is a summary of stock option activity in connection with the Employees' Plans and the Directors' Plan:

                                              Shares      Price Range

Options outstanding at December 31, 1995    1,329,102    $2.50 -$13.83

Options granted                               480,000     4.00 - 11.75
Options expired                              (630,376)    2.87 -  4.05
                                            ---------    -------------

Options outstanding at December 31, 1996    1,178,726     1.19 - 13.83

Options granted                               698,956     0.38 -  0.56
Options cancelled                            (451,080)    4.00 - 11.75
Options expired                               (85,372)    2.87 -  4.05
                                            ---------    -------------

Options outstanding at December 31, 1997    1,341,230     0.38 -  2.50

Options expired                              (568,171)    0.38 -  2.50
                                            ---------    -------------

Options outstanding at March 31, 1998         773,059    $0.38 - $2.50
                                            =========    =============

       As of March 31, 1998, options for 370,118 shares were exercisable.

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



(8)  INCOME TAXES-

      The provisions for income taxes and deferred income taxes payable relate to the Colombian activities of Argosy. No deferred taxes were provided because the tax bases of the Company's assets exceed the financial statement bases, resulting in a deferred tax asset, which the Company has determined, is not presently realizable.

      As of December 31, 1997, the Company had a regular U. S. tax net operating loss carryforward and an alternative minimum tax loss carryforward of approximately $30,900,000 and $ 30,600,000 respectively. These loss carryforwards will expire beginning in 2001 if not utilized to reduce U.S. income taxes otherwise payable in future years, and are limited as to utilization because of the occurrences of "ownership changes" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in 1991 and earlier years. Such loss carryforwards also exclude regular tax net operating loss carryforwards aggregating approximately $4,500,000 attributable to certain of Garnet's subsidiaries, which can be used in certain circumstances to offset taxable income generated by such subsidiaries.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is highly leveraged with $22,600,000 in current debt consisting of (i) $15,000,000 of Debentures due December 21, 1998 and (ii) $7,700,000 ($7,600,000 net to Garnet) in principal outstanding under the OPIC Loan to Argosy. Based on Argosy's year-end financial statements, Argosy has determined that it is no longer in compliance with certain covenants required by the finance agreement governing the OPIC Loan. In the absence of a waiver of such covenants, either OPIC or Chase would have the right to call a default under the OPIC Loan, accelerate payment of all outstanding amounts due thereunder and realize upon the collateral securing the OPIC Loan. Although Argosy intends to apply for a waiver, given the Company's financial position and negative working capital balance at March 31, 1998, no assurance can be given that such waiver will be granted or continued. Under the terms of the OPIC Loan, the 75% of proceeds from Argosy's oil sales, which are paid in U.S. dollars are deposited into an escrow account with Chase to secure payment of the OPIC Loan. Argosy is required to maintain a minimum balance in such escrow account equal to six months of interest, principal and other fees due under the OPIC Loan. The escrow account minimum required balance at April 15, 1998 was $1,700,000 and the total account balance was $1,960,000. Any excess in the escrow account over the minimum balance can be released to Argosy and used to pay operating expenses and amounts due under the OPIC Loan. Even if OPIC grants a waiver of the loan covenants with which Argosy is not in compliance, if the minimum balance required in such escrow account increases, as a result of a change in the amortization schedule or otherwise, sufficient funds may not be available to fund the Company's operations.

      The Company was unable to pay the Debenture interest due March 31, 1998 and the Company's financial forecasts indicate that, assuming no changes in its capital structure, working capital and cash flow from operations, the Company will not be able to pay Debenture interest due June 30, 1998 or pay principal and interest due under the OPIC Loan on June 15, 1998 and continue to maintain the minimum balance in the escrow account. The Company also does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the Debentures at maturity or earlier if the Debenture holders call a default as a result of the non-payment of interest. The Company must complete a restructuring transaction or renegotiate the terms of the Debentures in order to avoid non-compliance with its obligations to pay the Debentures. As a result, management believes there is substantial doubt about the Company's ability to continue as a going concern. In the absence of a business transaction or a restructuring of the Company's indebtedness, the Company may seek protection from its creditors under the Federal Bankruptcy Code.

      In view of its operating losses and financial condition, the Company initiated further cost containment programs in 1997 and 1998 including a 28% reduction in its Colombian personnel and the termination of all U.S. personnel other than Douglas w. Fry, the Chief Executive Officer, and Edgar L. Dyes, the Chief Financial Officer and the closing of the Company executive office in Houston. The Company also engaged Rauscher Pierce Refsnes, Inc. ( now Dain Rauscher) as a financial advisor to provide assistance in negotiating a business combination or a debt restructuring transaction to address the Company's liquidity issues. Although the Company engaged in comprehensive efforts, including extensive negotiations with two separate candidates, the Company was not successful in concluding a transaction. The Company is currently engaged in negotiations to effect a business combination (see Note 2), although no assurance can be given that such negotiations will result in a definitive agreement or the consummation of a transaction.

      It is anticipated that any future foreign exploration and development activities will require substantial amounts of capital. If the Company is unable to conclude a business combination or a debt restructuring transaction, the Company will not have the resources to finance any further exploration or development activity. Accordingly, there can be no assurance that any additional exploration or development activities will be conducted, other than those activities required to deplete the Company's existing proved reserves. The present environment for financing the ongoing obligations of an oil and gas business is uncertain due, in part, to the substantial instability in oil and gas prices in recent years and to the volatility of financial markets. In addition, the Company's ability to continue its exploration and development programs may be dependent upon its joint venture partners' financing their portion of such costs and expenses. There can be no assurance that the Company's partners will contribute, or be in a position to contribute, their costs and expenses of the joint venture programs. If the Company's partners cannot finance their obligations to the joint ventures, the Company may be required to accept an assignment of the partners' interests therein and assume their financing obligations. If sufficient funds cannot be raised to meet the Company's obligations in connection with its properties, the interests in such properties might be sold or forfeited.

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

RESULTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1998
                      COMPARED WITH THE SAME PERIOD IN 1997
                      -------------------------------------

      The Company reported net losses of $4,375,634 ($.38 per share) and $3,892,271 ($.34 per share) for the three months ended March 31, 1998 and 1997, respectively.

      The decrease in oil and gas revenues was attributable to lower production volumes and lower average oil prices for the period. This decrease was partially offset by decreased production expenses related to the expiration of Colombian production taxes and lower transportation, handling and commercialization costs. The Company's comparative average daily sales volumes in barrels of oil per day ("BOPD"), average sales prices and costs per barrel in Colombia for such periods were as follows:

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                    1998        1997
                                   ------      -----

Average oil sales (BOPD)            1,016       1,662
Average oil price per barrel       $12.29      $20.35
Production costs per barrel        $ 6.63      $ 6.31
Depreciation, depletion and
 amortization per barrel           $ 5.76      $13.96

      The net loss for the period increased partially by a cost center ceiling write down of $3,482,000 which resulted from a decrease in world oil prices during the first quarter compared to year-end December 31, 1997. Corporate general and administrative expenses decreased by 12 % compared to the same period in 1997 due to personnel reductions and austerity measures taken in the last quarter of 1997. Net general and administrative expenses increased however, due to reduced overhead recoveries from joint venture partners. The increase in interest expense, net of amounts capitalized, resulted principally from decreases in costs attributable to assets eligible for interest capitalization. The provision for income taxes, all of which relates to Colombian operations, was significantly lower due to revisions in Colombian presumptive income calculations for tax purposes. The corporate tax rate in Colombia is currently 35 % and is applied to the greater of taxable or presumptive income.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
         (a)  EXHIBITS

              ITEM                                                                        EXHIBIT
               NO.                    ITEM TITLE                                          NO.
              ----                    ----------                                          -------

                (2)        Plan of acquisition, reorganization,
                           arrangement, liquidation or succession:
                           Not Applicable

                (3)        Articles of Incorporation and By-Laws:
                           Not Applicable

                (4)        Instruments defining the rights of
                           security holders, including indentures:
                           Not Applicable

              (10)         Material contracts: Not Applicable

              (11)         Statement regarding computation of
                           share earnings is not required because the relevant computations can be clearly determined from the material contained in the Financial Statements included herein.


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

              (99)         Additional Exhibits:  Not Applicable

         (b)  REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed by Registrant during the three months ended March 31, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GARNET RESOURCES CORPORATION

Date:    May 15, 1998                     /s/ Edgar L. Dyes
                                          -----------------
                                          Edgar L. Dyes,
                                          Vice President and Treasurer
                                          (As both a duly authorized
                                           officer of Registrant and as
                                           principal financial officer
                                           of Registrant

                               INDEX TO EXHIBITS


   NO.                        DESCRIPTION
   ---                        -----------

   27                         Financial Data Schedule