Form 10QSB
period 1998-06-30
GARNET RESOURCES CORP /DE/
filed 1998-08-14
CIK 820084

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                     Yes    X                 No

As of August 14, 1998, 11,492,162 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

        GARNET RESOURCES CORPORATION (the "Registrant" or the "Company")


                                    I N D E X



PART I - FINANCIAL INFORMATION                                            Page

         Item 1. Financial Statements

                    Consolidated Balance Sheets -
                    June 30, 1998 (unaudited)
                    and December 31, 1997 ............................    3-4

                    Consolidated Statements of
                    Operations for the Three Months and
                    Six Months Ended June 30, 1998 and 1997
                    (unaudited) ......................................      5

                    Condensed Consolidated Statements of
                    Cash Flows for the Six Months Ended
                    June 30, 1998 and 1997  (unaudited) ..............      6

                    Notes to Condensed Consolidated Financial
                    Statements- June 30, 1998  (unaudited) ...........    7-15


         Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations .....................................    15-18


PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K ....................    19-20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.


                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,      December 31,
                                                       1998               1997
                                                 -----------------   -----------
        ASSETS                                     (unaudited)

CURRENT ASSETS:
         Cash and cash equivalents ...........    $    466,459     $    425,019
         Restricted cash balances ............         282,382        1,699,231
         Accounts receivable .................         774,573        1,476,485
         Inventories .........................         435,311          736,899
         Prepaid expenses ....................          88,759          108,577
                                                  ------------     ------------

                  Total current assets .......       2,047,484        4,446,211
                                                  ------------     ------------


PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties
          (full-cost method)-
           Proved ............................      60,265,519       59,317,097
           Unproved (excluded from
            amortization) ....................         286,279          263,908
                                                  ------------     ------------

                                                    60,551,798       59,581,005

         Other equipment .....................          62,155          134,598
                                                  ------------     ------------

                                                    60,613,953       59,715,603
         Less - Accumulated depreciation,
          depletion and amortization .........     (54,166,983)     (48,213,229)
                                                  ------------     ------------

                                                     6,446,970       11,502,374
                                                  ------------     ------------

OTHER ASSETS .................................         385,873          511,863
                                                  ------------     ------------

                                                  $  8,880,327     $ 16,460,448
                                                  ============     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Continued


                                                      June 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1998             1997
                                                   -------------    -----------
                                                    (unaudited)
CURRENT LIABILITIES:
     Current portion of long-term debt ..........  $ 21,301,740    $ 22,641,480
     Accounts payable and accrued
      liabilities ...............................     1,766,620       1,123,104
                                                   ------------    ------------

         Total current liabilities ..............    23,068,360      23,764,584
                                                   ------------    ------------

LONG-TERM DEBT, net of current portion ..........           --              --
                                                   ------------    ------------

DEFERRED INCOME TAXES ...........................           --              --
                                                    ------------    ------------

OTHER LONG-TERM LIABILITIES .....................        274,113         279,200
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
     Common stock,  $.01 par value,  75,000,000
     shares  authorized, ........................     11,492,162
     shares issued and outstanding as of June 30,
     1998 and December 31, 1997 .................        114,922        114,922
     Capital in excess of par value .............     52,491,212     52,491,212
     Retained earnings (deficit) ................    (67,068,280)   (60,189,470)
                                                   ------------    ------------

         Total stockholders' equity .............    (14,462,146)  (  7,583,336)
                                                    ------------    ------------

                                                    $  8,880,327    $ 16,460,448
                                                    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.



                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                  1998             1997             1998                 1997
                                            ---------------     -----------       ---------          -----------
REVENUES:
     Oil sales ..........................     $    804,113      $  2,169,479      $  1,928,267      $  5,213,480
     Interest and other .................          109,105            39,037           166,683           108,796
                                                ------------      ------------      ------------      -------------
                                                   913,218         2,208,516         2,094,950          5,322,276
                                                ------------      ------------      ------------      -------------
COSTS AND EXPENSES:
     Production .........................          474,211           987,076         1,080,662         1,930,852
     Exploration ........................             (710)            1,700                50             3,452
     General and
      administrative ....................          278,768           360,907           561,089           565,815
     Interest ...........................          545,453           560,086         1,118,329         1,145,217
     Depreciation, depletion
      and amortization ..................          346,134         2,107,199           876,677         4,199,772
     Write down of oil and
      Gas properties ....................        1,645,468        10,705,135         5,127,167        14,216,868
     Foreign currency
      translation gain ..................           12,422           (24,675)          (17,015)         (104,761)
                                               ------------      ------------      ------------      -------------
                                                 3,301,746        14,697,428         8,746,959         21,957,215
                                               ------------      ------------      ------------      -------------
INCOME (LOSS) BEFORE
     INCOME TAXES .......................       (2,388,528)      (12,488,912)       (6,652,009)      (16,634,939)

PROVISION FOR
 INCOME TAXES ...........................          114,648          (307,494)          226,801          (561,249)
                                                ------------      ------------      ------------      -------------

NET LOSS ................................     $ (2,503,176)     $(12,181,418)     $ (6,878,810)      $(16,073,690)
                                                ============      ============      ============      =============

LOSS PER SHARE OF COMMON
STOCK (BASIC AND DILUTED) ...............     $       (.22)     $      (1.06)      $     (.60)       $      (1.40)
                                               ============      ============      ============      =============

WEIGHTED AVERAGE
SHARES OUTSTANDING ......................       11,492,162        11,492,162        11,492,162        11,492,162
                                              ============      ============      ============      =============


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six Months Ended
                                                              June 30,
                                                        1998            1997
                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ....................................   $ (6,878,810) $(16,073,690)
     Exploration costs ...........................             50         3,452
     Depreciation, depletion and amortization ....        876,677     4,199,772
     Write down of oil and gas properties ........      5,127,167    14,216,868
     Deferred income taxes .......................           --        (979,499)
     Changes in components of working capital ....      2,089,083       311,987
     Other .......................................        120,778       119,668
                                                     ------------  ------------

         Net cash provided by operating activities      1,334,945     1,798,558
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ........................     (1,119,254)   (3,320,539)
     (Increase) decrease in joint venture and
     contractor advances .........................       (239,891)      795,375
     Other .......................................         29,414       (54,447)
                                                     ------------  ------------

         Net cash used for investing activities ..     (1,329,731)   (2,579,611)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short term borrowings .......................         36,226          --
     Cost of debt issuances ......................           --         (18,789)
     Repayments of debt ..........................           --        (496,200)
                                                     ------------  ------------

         Net cash (used) for provided by
          financing activities ...................         36,226      (514,989)
                                                     ------------  ------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ...........................         41,440    (1,296,042)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD .........................        425,019     3,058,015
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......   $    466,459  $  1,761,973
                                                     ============  ============

Supplemental disclosures of cash flow information:
 Cash paid for -
     Interest, net of amounts capitalized ........   $    361,272  $  1,094,811
     Income taxes ................................         82,479       324,726



The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

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

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had no accumulated other comprehensive income at December 31, 1997 and no other comprehensive income for the six months ended June 30, 1998 and 1997.

(2)  Merger plans-

                  The Company and Aviva Petroleum Inc. ("Aviva") signed an Agreement and Plan of Merger dated June 24, 1998 (the "Merger Agreement"). Under the terms of the Merger Agreement, Aviva will form a wholly owned subsidiary which will merge with and into the Company. The Company will become a wholly owned subsidiary of Aviva upon the consummation of the merger. The Company's stockholders will receive approximately 1.1 million shares of common stock of Aviva. The Merger Agreement also provides for the refinancing of Garnet's outstanding debt (the "Chase Loan") to Chase Bank of Texas ("Chase") which is guaranteed by the Overseas Private Investment Corporation ("OPIC"), an agency of the United States Government, and the issuance of approximately 12.9 million shares of Aviva common stock to the holders of the Company's $15 million dollars of 9 1/2% subordinated debentures (the "Debentures") in exchange for those debentures.

         The Company's stockholders will receive one (1) share of Aviva common stock for each ten (10) shares of Garnet's common stock that they hold. The Company's stockholders holding less than 1,000 registrant's shares or who would receive fractional shares of Aviva common stock after the exchange will receive cash in the amount of $0.02 for each share of the Company's common stock held. The Company's stockholders entitled to receive Aviva common stock will be issued one Aviva depositary share for each five (5) shares of Aviva common stock that they receive as a result of the merger. The Aviva depositary shares trade on the American Stock Exchange under the symbol "AVV".

Completion of the merger transaction is planned to take place during the third quarter of this year and is subject to various contingencies including the execution of a Definitive Credit Agreement and the approval of the transactions contemplated by the Merger Agreement by the stockholders of Aviva and Garnet. A Joint Proxy Statement was filed with the Securities and Exchange Commission on Form S-4 on June 29, 1998 and will be sent to the stockholders of both companies when it has been declared effective by the Securities and Exchange Commission.

(3)   Liquidity and Capital Resources-

         The Company is highly leveraged with $21,301,740 in current debt consisting of (i) the Debentures due December 21, 1998 and (ii) $6,350,000 ($6,301,740 net to Garnet) in principal outstanding under the Chase Loan to an indirect subsidiary of Garnet, Argosy Energy International ("Argosy"), a Utah limited partnership. Based on Argosy's first quarter 1998 financial statements, Argosy has determined that it is no longer in compliance with certain covenants required by the finance agreement governing the Chase Loan. In the absence of a waiver of such covenants, either OPIC, Chase or both would have the right to call a default under the Chase Loan, accelerate payment of all outstanding amounts due thereunder and realize upon the collateral securing the Chase Loan. Although Argosy may apply for a waiver, given the Company's financial position and negative working capital balance at June 30, 1998, no assurance can be given that such waiver will be granted or continued. Under the terms of the Chase Loan, 75% of the proceeds from Argosy's oil sales, which are paid in U.S. dollars are deposited into an escrow account with Chase to secure payment of the Chase Loan. Argosy is required to maintain a minimum balance in such escrow account equal to six months of interest, principal and other fees due under the Chase Loan. The escrow account minimum required balance at June 15, 1998 was $1,700,000 and the total account balance was $2,100,000. As previously stated, Argosy was unable to pay the scheduled Chase Loan principal, interest and fees due June 15, 1998 from its operating account. Chase and OPIC therefore, exercised their right to withdraw such amounts totaling $1,600,000 from the escrow account and released $200,000 to Argosy, leaving a balance of $300,000 in the account. U. S. dollar revenues continue to be deposited into the escrow account in an effort to bring the balance up to the required minimum as soon as possible. Release of additional funds to Argosy will be at the sole discretion of OPIC and Chase. No assurance can be given that OPIC will release additional amounts sufficient to fund the Company's operations.

         The Company was unable to pay interest to the debenture holders due March 31 and June 30, 1998. The Company's financial forecasts indicate that, assuming no changes in its capital structure, working capital and cash flow from operations, the Company will not be able to pay Debentures interest due September 30, 1998, or pay principal and interest due under the Chase Loan on December 15, 1998 and maintain the minimum balance in the escrow account. The Company also does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the Debentures at maturity or earlier if the debenture holders call a default as a result of the non-payment of interest. The Company must complete a restructuring transaction or renegotiate the terms of the Debentures in order to avoid non-compliance with its obligations to pay the Debentures. As a result, management believes there is substantial doubt about the Company's ability to continue as a going concern. In the absence of a business transaction or a restructuring of the Company's indebtedness, the Company may seek protection from its creditors under the Federal Bankruptcy Code.

(4)  Colombian operations-

         Through its ownership of interests in Argosy , the Company has an indirect interest in a risk sharing contract in Colombia (the "Santana Contract") with Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"). The Santana Contract currently entitles Argosy and Neo to explore for oil and gas on approximately 52,000 acres located in the Putumayo Region of Colombia (the "Santana Block"). The contract provided for a ten-year exploration period that expired in 1997 and for a production period expiring in 2015. Argosy and Neo also had two association contracts (the "Fragua Contract" and the "Yuruyaco Contract") with Ecopetrol. The Fragua Contract covers an area of approximately 32,000 acres contiguous to the northern boundary of the Santana Block (the "Fragua Block"), while the Yuruyaco Contract covers an area of approximately 39,000 acres contiguous to the eastern boundaries of the Santana Block and the Fragua Block (the "Yuruyaco Block"). Work obligations under these two contracts have been met and applications to relinquish the areas were filed with Ecopetrol. The relinquishment of the Fragua Contract has been formally accepted by Ecopetrol and the application to relinquish the Yuruyaco Contract is under consideration. Argosy and Neo also have the right until 2003 to explore for and produce oil and gas from approximately 77,000 acres located in the Putumayo Region (the "Aporte Putumayo Block") pursuant to other agreements with Ecopetrol. Argosy and Neo notified Ecopetrol in 1994 that they intend to abandon the remaining wells and relinquish the Aporte Putumayo Block because declining production rates made continued operation of the wells economically unattractive. Ecopetrol is presently in discussion with another company desirous of contracting with Ecopetrol for a new contract area that will include the Aporte Putumayo Block. Depending on the terms of this new contract, the Company may still be obligated to pay its share of the abandonment costs estimated to be approximately $220,000.

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


(5)  Exploration licenses in Papua New Guinea-

         Garnet PNG Corporation ("Garnet PNG"), a wholly owned subsidiary of Garnet, owned a 6% interest (the "PPL-181 Interest) in Petroleum Prospecting License No. 181 ("PPL-181") which covered 952,000 acres (the "PPL-181 Area"). Garnet PNG also held a 7.73% interest in an adjoining license, Petroleum Prospecting License No. 174, on which an exploratory dry hole was drilled in the first quarter of 1996. This license was surrendered on April 25, 1997. In 1986, oil was discovered approximately 10 miles from the northern border of the PPL-181 Area in an adjoining license area.

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

         In an agreement dated November 24, 1997, among Occidental Kanau Ltd. , Occidental of Papua New Guinea Ltd. ("Occidental PNG"), Santos Niugini Exploration Pty. Limited ("Santos"), Niugini Energy, Inc. and Garnet PNG , Garnet PNG agreed to exchange its 6% interest (the "PPL-181 Interest") in PPL-181 for a 4% interest in a newly applied for but not yet issued petroleum prospecting license (New PPL") covering the PPL-181 Area and Petroleum Prospecting License No. 158 ("PPL-158") held by Occidental PNG and Santos. On April 28, 1998, the Minister for Petroleum and Energy for the Government of Papua New Guinea agreed in writing to the relinquishment of PPL-181and PPL-158 and to the issuance of the New PPL to be designated Petroleum Prospecting License No. 206 ("PPL-206). It is anticipated that PPL-206 will be formally issued during the third quarter of this year.

         Upon presentation of a tax clearance certificate evidencing Garnet PNG's compliance with the relevant provisions of Papua New Guinea's income tax laws, profits, dividends and certain other payments, if any, up to an amount of 500,000 kina (approximately $ 224,000) per year may be fully remitted out of Papua New Guinea. Amounts in excess of 500,000 kina may also be remitted, subject to clearance from the Bank of Papua New Guinea.


 (6)  Long-term debt-

 Long-term debt at June 30, 1998 and December 31, 1997 consisted of the following:

                                                  1998                    1997
                                              -------------          ----------

 9 1/2% convertible subordinated debentures    $15,000,000          $15,000,000
 Notes payable by Argosy to a U.S. bank          6,301,740            7,641,480
                                              -------------        -------------

                                               21,301,740            22,641,480
 Less - Current portion                       (21,301,740)          (22,641,480)
                                              ------------          ------------

                                            $        -            $         -
                                           ===================       ===========

         In 1993, Garnet issued $15,000,000 of convertible subordinated debentures (the "Debentures") due December 21, 1998. The Debentures bear interest at 9 1/2% per annum payable quarterly and are convertible at the option of the holders into Garnet common stock at $5.50 per share. If the Company elects to prepay the Debentures under certain circumstances, it will issue warrants under the same economic terms as the Debentures. At the option of a holder, in the event of a change of control of the Company, the Company will be required to prepay such holder's Debenture at a 30% premium. The Debentures are secured by a pledge of all of the common stock of Garnet's wholly owned subsidiary which serves as the general partner of Argosy. Under the terms of an agreement with the holders of its Debentures, Garnet has agreed that it will not pay dividends or make distributions to the holders of its common stock. The Debentures mature December 21, 1998; therefore, the entire balance has been classified as current in the accompanying consolidated balance sheet. As of June 30, 1998, Garnet was not in compliance with the minimum net worth required by the Debentures and did not pay the quarterly interest payment due March 31 and June 30, 1998. Additionally, the Company does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the debentures at maturity, therefore the Company must consummate a restructuring transaction prior to their maturity date in order to avoid non-compliance with its obligations to pay the Debentures. If no restructuring transaction is consummated the Company will be required to re-negotiate the terms of the debentures. In the absence of a business transaction or a restructuring of the Company's indebtedness, the Company may seek protection from its creditors under the Federal Bankruptcy Code.

         In 1994, Argosy entered into a finance agreement with Overseas Private Investment Corporation, an agency of the United States government ("OPIC"), pursuant to which OPIC agreed to guarantee up to $9,200,000 in bank loans to Argosy, the loans were funded in two stages of $4,400,000 in August 1994 and $4,800,000 in October 1995. The Company used these funds to drill development wells and complete the construction of its production facilities in Colombia. OPIC's guaranty is secured by Argosy's interest in the Santana Contract and related assets, as well as the pledge of Garnet's direct and indirect interests in Argosy. The terms of the guaranty agreement also restrict Argosy's ability to make distributions to its partners, including the Company, prior to the repayment of the guaranteed loans. The maximum term of the loans is not to exceed seven years, and the principal amortization schedule is based on projected cash flows from wells on the Santana Block. The loans bear interest at the lender's Eurodollar deposit rate plus .25% per annum for periods of two, three or six months as selected by Argosy. The interest rate at March 31, 1998 was 6.125%. In consideration for OPIC's guaranty, Argosy pays OPIC a guaranty fee of 2.4% per annum on the outstanding balance of the loans guaranteed. Argosy is no longer in compliance with certain covenants required by the finance agreement governing the Chase Loan.

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

         On May 22, 1997, Garnet adopted the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan") pursuant to which an aggregate of 470,000 shares of Garnet's common stock is authorized to be issued upon exercise of options granted to non-employee directors. An aggregate of 122,950 shares was issuable as of June 30, 1998 upon exercise of options granted thereunder in exchange, among other things, for the surrender of 265,000 options previously granted to such directors under the 1990 Directors' Stock Option Plan that has since been terminated. Director's stock options are exercisable for a period of 5 years from the date of grant. The purchase price of shares issuable upon exercise of a director's stock option must be paid in cash.

         The following is a summary of stock option activity in connection with the Employees' Plans and the Directors' Plan:
                                             Shares      Price Range

Options outstanding at December 31, 1995    1,329,102    $2.50-$13.83

Options granted                               480,000    4.00 - 11.75
Options expired                              (630,376)   2.87 -  4.05
                                            -----------   -----------

Options outstanding at December 31, 1996    1,178,726    1.19 - 13.83

Options granted                               698,956    0.38 -  0.56
Options cancelled                            (451,080)   4.00 - 11.75
Options expired                               (85,372)   2.87 -  4.05
                                             ----------   ------------

Options outstanding at December 31, 1997    1,341,230    0.38 -- 2.50

Options expired                              (568,171)   0.38 -- 0.56
                                             -----------  ------------

Options outstanding at June 30, 1998          773,059   $0.38 - $0.56
                                             =========  =============

         As of June 30, 1998, options for 486,458 shares were exercisable.

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

(9) Subsequent event-

         On August 3, 1998, leftist guerrilla groups launched a nation wide offensive in Colombia. As a result of one attack, the Company's oil production and storage facilities at the Mary field were damaged and minor damage was inflicted on the Linda facilities. While it is too early to accurately assess the cost of repairs, the Company does not believe the property damage will exceed insurance limits.

         As of August 10, 1998, the Company's oil production from the Linda and Toroyaco fields had been restored. Production from the Mary and Miraflor fields, however, may be suspended or significantly curtailed for at least several weeks and possibly longer depending on the extent of damage and availability of repair crews.


(10) Capital Stock: Net Income (Loss) Per Common Share-

A reconciliation of the components of basic and diluted net income (loss) per common share for the three months and six months ended June 30,1998 and 1997 is presented in the table below (in thousands, except per share amounts):

                                 Three Months Ended        Six Months Ended
                                       June 30,               June 30,
                                   1998       1997           1998      1997
                                   -----     -----          -----      ----
Basic net income (loss) per share:

Net income (loss)                  $ (2,503)   $(12,181)   $ (6,879)   $(16,074)
Less: Preferred stock
         Dividends                      --          --          --          --

Earnings (loss) available
To common shareholders             $ (2,503)   $(12,181)   $ (6,879)   $(16,074)

Weighted average shares of
common stock outstanding(1)          11,492      11,492      11,492      11,492

Basic net income (loss)
Per share                          $   (.22)   $  (1.06)   $   (.60)   $  (1.40)

Diluted net income (loss) per share:

Weighted average shares of
common stock outstanding (1)          11,492      11,492      11,492      11,492

Effect of dilutive securities:
    Restricted stock (2) (3)             0           0           0           0
    Preferred stock, warrants
    and stock options (2) (3)            0           0           0           0

Average shares of common
Stock outstanding including
dilutive securities                   11,492      11,492      11,492      11,492

Diluted net income (loss)
Per share                          $   (.22)   $  (1.06)   $   (.60)   $  (1.40)


(1)   Includes shares issued and outstanding plus vested restricted stock.
(2)   Calculated   using  the  treasury   stock   method,   including   unearned
      compensation of restricted stock as proceeds.
(3) Amounts are not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Liquidity and Capital Resources

         The Company is highly leveraged with $21,301,740 in current debt consisting of (i) the Debentures ($15,000,000) due December 21, 1998 and (ii) $6,350,000 ($6,301,740 net to Garnet) in principal outstanding under the Chase Loan to Argosy. Based on Argosy's year-end financial statements, Argosy has determined that it is no longer in compliance with certain covenants required by the finance agreement governing the Chase Loan. In the absence of a waiver of such covenants, either OPIC or Chase would have the right to call a default under the Chase Loan, accelerate payment of all outstanding amounts due thereunder and realize upon the collateral securing the Chase Loan. Although Argosy may apply for a waiver, given the Company's financial position and negative working capital balance at June 30, 1998, no assurance can be given that such waiver will be granted or continued. Under the terms of the Chase Loan, the 75% of proceeds from Argosy's oil sales, which are paid in U.S. dollars are deposited into an escrow account with Chase to secure payment of the Chase Loan. Argosy is required to maintain a minimum balance in such escrow account equal to six months of interest, principal and other fees due under the Chase Loan. The escrow account minimum required balance at June 15th, 1998 was $1,700,000 and the total account balance was $2,100,000. As previously stated, Argosy was unable to pay the scheduled Chase Loan principal, interest and fees due June 15th, 1998 from its operating accounts. Chase and OPIC therefore, exercised their right to withdraw such amounts totaling $ 1,600,000 from the escrow account and released $ 200,000 to Argosy, leaving a balance of $ 300,000 in the account. Revenues in U. S. dollar continue to be deposited into the escrow account to bring the balance up to the required minimum as soon as possible. Release of additional funds to Argosy will be at the sole discretion of OPIC and Chase. No assurance can be given that OPIC and Chase will release additional amounts sufficient to fund the Company's operations.


         The Company was unable to pay the interest to the debenture holders due March 31 and June 30, 1998 and the Company's financial forecasts indicate that, assuming no changes in its capital structure, working capital and cash flow from operations, the Company will not be able to pay Debenture interest due September 30, 1998 or pay principal and interest due under the Chase Loan on December 15, 1998 and maintain the minimum balance in the escrow account. The Company also does not expect working capital and cash flow from operations to be sufficient to repay the principal amount of the Debentures at maturity or earlier if the Debenture holders call a default as a result of the non-payment of interest. The Company must complete a restructuring transaction or renegotiate the terms of the Debentures in order to avoid non-compliance with its obligations to pay the Debentures. As a result, management believes there is substantial doubt about the Company's ability to continue as a going concern. In the absence of a business transaction or a restructuring of the Company's indebtedness, the Company may seek protection from its creditors under the Federal Bankruptcy Code.

         In view of its operating losses and financial condition, the Company initiated further cost containment programs in 1997 and 1998 including a 28% reduction in its Colombian personnel and the termination of all U.S. personnel other than Douglas W. Fry, the Chief Executive Officer, and Edgar L. Dyes, the Chief Financial Officer and the closing of the Company executive office in Houston. The Company also engaged Rauscher Pierce Refsnes, Inc. (now Dain Rauscher) as a financial advisor to provide assistance in negotiating a business combination or a debt restructuring transaction to address the Company's liquidity issues. Although the Company engaged in comprehensive efforts, including extensive negotiations with two separate candidates, the Company was not successful in concluding a transaction. The Company, on June 24, 1998, executed a definitive merger agreement to effect a business combination (see
Note 2), although no assurance can be given that the merger will be consummated.

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

         On August 3, 1998, Colombian leftist guerrilla groups launched a nationwide series of attacks. As a result of one attack, the Company's oil production and storage facilities at the Mary field were damaged and minor damage was inflicted on the Linda facilities. While it is too early to accurately assess the cost of repairs, the Company does not believe the property damage will exceed insurance limits. As of August 10, 1998, the Company's oil production from the Linda and Toroyaco fields had been restored, however, production from the Mary and Miraflor fields may be suspended or significantly curtailed for at least several weeks and possibly longer depending on the extent of damage and availability of repair crews.

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

Results of Operations
                 Three months and six months ended June 30, 1998
                      compared with the same period in 1997

         The Company reported net losses of $2,503,176 ($.22 per share) and $12,181,418 ($1.06 per share) for the three months ended June 30, 1998 and 1997, respectively and $6,878,810 ($.60 per share) and $16,073,690 ($1.40 per share) for the six months ended June 30, 1998 and 1997 respectively.

         Oil and gas revenues continued to decline due to dramatically lower oil prices and declining production rates. Lost revenues were partially offset by decreased production expenses related to the expiration of Colombian production taxes and lower transportation, handling and commercialization costs. Also the company instituted major cost reduction programs at all levels of operations and administration. The Company's comparative average daily sales volumes in barrels of oil per day ("BOPD"), average sales prices and costs per barrel in Colombia for such periods were as follows:

                                       Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                       1998        1997       1998        1997
                                      ------      -----       ----        ----

Average oil sales (BOPD)                 833        1,439       924      1,550
Average oil price per barrel          $10.61  $     16.56    $ 11.53   $18.58
Production costs per barrel           $ 6.26  $      7.54    $  6.46   $ 6.88
Depreciation, depletion and
 amortization per barrel              $ 4.58   $    16.06    $  5.22   $14.94

         Net operating losses for the three month period ending June 30, 1998 increased from $858,000 to $2,503,000 as a result of a $1,645,000 write down of oil and gas properties attributable to lower oil prices used in the calculation of future net revenues. The Company's exploration and production activities are accounted for under the full cost method. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of finding oil and gas are capitalized. Capitalized costs are limited to the sum of the present value of future net revenues discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties. If the net capitalized costs of oil and gas properties in a cost center, exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center plus the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. Corporate general and administrative expenses decreased by 23 % compared to the same period in 1997 due to personnel reductions and austerity measures taken in the last quarter of 1997 and the first half of 1998. Interest expenses declined because of scheduled repayments of debt. The provision for income taxes, all of which relates to Colombian operations, remained low due to revisions in Colombian presumptive income calculations for tax purposes. The corporate tax rate in Colombia is currently 35 % and is applied to the greater of taxable or presumptive income.

Year 2000

         The Company is currently utilizing accounting software in the United States that is year 2000 compliant. Argosy Energy International, the Company's subsidiary in Colombia, must upgrade it's systems however. An evaluation of alternative solutions to the year 2000 problem is complete and a new management information and accounting software package has been selected to upgrade the system. Installation, conversion and implementation should take about six months and is estimated to cost approximately $ 48,000.

New Accounting Pronouncements

The Company is assessing the reporting and disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its December 1998 consolidated financial statements.


         The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of the year 2000.

Item 6. Exhibits and Reports on Form 8-K.
         (a)  Exhibits

  Item                                                                   Exhibit
   No.                           Item Title                                No.

  (2)         Agreement and Plan of Merger dated June 24, 1998,
              by and among Aviva Petroleum Inc., Aviva Merger Inc.
              and Garnet Resources Corporation (filed as exhibit 2.1
              to Aviva Petroleum Inc. Registration Statement on Form
              S-4, File No. 333-58061, and incorporated herein by
              reference).                                                  *2.1


 (27)          Financial Data Schedule.                                   **27.1

         ------------
                           *  Previously Filed
              ** Filed Herewith

         (b)  Reports on Form 8-K

The Company filed a From 8K on June 30, 1998. The Form 8K describes the definitive agreement pursuant to which a wholly owned subsidiary of Aviva Petroleum Inc. will be merged with and into the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    GARNET RESOURCES CORPORATION
Date:    August 14, 1998                            /s/ Edgar L. Dyes
                                                   -----------------
                                                    Edgar L. Dyes,
                                                    Vice President and Treasurer
                                                    (As both a duly authorized
                                                    officer of Registrant and as
                                                    principal financial officer
                                                    of Registrant