Form 10-K/A
period 1997-12-31
GARNET RESOURCES CORP /DE/
filed 1998-09-04
CIK 820084

                                  FORM 10-K/A

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

  Item 8.   Financial Statements and Supplementary Data................... 16

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 16

PART III.................................................................. 16

  Item 10. Directors and Executive Officers of the Registrant............. 16

  Item 11. Executive Compensation......................................... 18

  Item 12. Security Ownership of Certain Beneficial Owners and Management. 20

  Item 13. Certain Relationships and Related Transactions................. 22

PART IV................................................................... 22

  Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.................................................... 22

  Signatures.............................................................. 23

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

            Undeveloped Acreage. The following table sets forth estimates of the undeveloped acreage for which oil and gas leases or concessions were held by the Company as of December 31, 1997:

                                              Gross Acres             Net Acres
                                              -----------             ---------

            Colombia                             48,636                 26,750
            Papua New Guinea                    952,000                 57,120
                                              ---------                 ------
                  Total                       1,000,636                 83,870

            Drilling Activity. The following table sets forth the number of wells drilled by the Company during the three years ended December 31, 1997.

                                                 Exploratory                                    Development
                                  ------------------------------------------    -------------------------------------------
                                     Productive                 Dry                Productive                  Dry
                                  -------------------    -------------------    -------------------     -------------------
Year ended                        Gross       Net        Gross       Net        Gross       Net         Gross       Net
                                  -------     -------    -------     -------    -------     -------     -------     -------
December 31, 1997:
    Colombia                           --          --         --          --          1          .3          --          --
                                  =======     =======    =======     =======    =======     =======     =======     =======

Year ended December 31, 1996:
    Colombia                           --          --          1          .4          2          .3          --          --
                                  =======     =======    =======     =======    =======     =======     =======     =======

Year ended December 31, 1995:
    Colombia                           --          --          1          .4          1          .3           1          .3
    Turkey                             --          --          1          .3          -          --          --          --
                                  -------     -------    -------     -------    -------     -------     -------     -------
                                       --          --          2           1          1          .3           1          .3
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

                                                     Year Ended December 31,
                           ---------------------------------------------------------------------
Income Statement Data:            1997           1996          1995          1994          1993
                           ---------------------------------------------------------------------
Revenues                    $9,181,783    $11,709,227    $8,881,133    $4,355,365    $4,596,766

Net loss                   (27,790,244)    (2,059,897)   (4,623,322)   (7,425,527)   (3,447,093)

Net loss per share               (2.42)          (.18)         (.40)         (.67)         (.31)

Weighted average shares
outstanding                 11,492,162     11,492,162    11,416,828    11,125,537    11,124,929

Cash dividends per share            --             --            --            --            --

                                                     Year Ended December 31,
                           ----------------------------------------------------------------------
Balance Sheet Data:               1997           1996           1995          1994          1993
                           ----------------------------------------------------------------------
Total assets                16,460,448    $48,521,555    $48,959,028   $49,300,037   $52,151,499

Long-Term Debt                       -     21,629,232     20,151,120    17,506,105    15,227,999

Stockholders' equity        (7,583,336)    20,206,908     22,266,805    25,790,252    33,215,779

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

YEAR 2000

            Garnet is currently utilizing accounting software in the United States that is year 2000 compliant, however, Argosy Energy International, Garnet's subsidiary in Colombia, must upgrade its systems. An evaluation of alternative solutions to the year 2000 problem is complete and a new management information and accounting software package will be selected to upgrade the system in the near future. Garnet does not currently have any information concerning year 2000 compliance of its suppliers and customers. In the event that any of Garnet's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, Garnet does not believe its business or operations would be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

            Garnet is assessing the reporting and disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. Garnet will adopt the provisions of SFAS No. 131 in its December 1998 consolidated financial statements.

            Garnet is also assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. Garnet believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. Garnet will adopt the provisions of SFAS No. 133 in the first quarter of the year 2000.

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

            The Company's exploration and production activities are accounted for under the full cost method. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of finding oil and gas are capitalized. Capitalized costs are limited to the sum of the present value of future net revenues discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center plus the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. This process resulted in a $25.8 million write down of oil and gas properties during 1997.

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

                          GARNET RESOURCES CORPORATION
                                  (Registrant)


                                        By: /s/ DOUGLAS W. FRY
                                           --------------------------------
                                             Douglas W. Fry
                                        President, Chief Executive
                                        Officer and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                       Date
---------                                 -----                       ----

/s/ DOUGLAS W. FRY
----------------------------   President, Chief Executive         March 31, 1998
Douglas W. Fry                 Officer and Director
                               (principal executive officer)


/s/ MONTAGUE H. HACKETT, JR.   Chairman of the Board and          March 31, 1998
----------------------------   Director
Montague H. Hackett, Jr.


/s/ ROBERT J. CRESCI
----------------------------   Director                           March 31, 1998
Robert J. Cresci


/s/ EDGAR L. DYES
----------------------------   Vice President, Treasurer and      March 31, 1998
Edgar L. Dyes                  Secretary (principal financial
                               officer and principal accounting
                               officer)

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


                                             ARTHUR ANDERSEN LLP

Houston, Texas
March 20, 1998

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                 ------------------------------
          ASSETS                                     1997              1996
          ------                                 ------------      ------------
CURRENT ASSETS:
      Cash and cash equivalents                    $  425,019        $3,058,015
      Restricted cash balances                      1,699,231         1,049,349
      Accounts receivable                           1,476,485         3,541,223
      Inventories                                     736,899           901,216
      Prepaid expenses                                108,577           132,199
                                                 ------------      ------------
             Total current assets                   4,446,211         8,682,002
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
      Oil and gas properties (full-cost
      method)-
             Proved                                59,317,097        56,500,390
             Unproved (excluded from                  263,908           227,846
             amortization)                       ------------      ------------

                                                   59,581,005        56,728,236

      Other equipment                                 134,598           132,083
                                                 ------------      ------------
                                                   59,715,603        56,860,319

      Less - Accumulated depreciation,            (48,213,229)      (17,698,898)
         depletion and amortization              ------------      ------------

                                                   11,502,374        39,161,421
OTHER ASSETS                                          511,863           678,132
                                                 ------------      ------------
                                                  $16,460,448       $48,521,555
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

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                           --------------------------------------------
                                                               1997            1996            1995
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(27,790,244)    $(2,059,897)    $(4,623,322)
 Adjustments to reconcile net loss to net cash provided
 by operating activities -
   Exploration costs                                              8,792          40,112       1,547,278
   (Gain) loss on net assets held for disposition                    --          42,748              --
   (Gain) loss on sale of other equipment                            --           1,918          (4,970)
   Depreciation, depletion and amortization                   4,764,036       6,334,748       4,949,682
   Write down of oil and gas properties                      25,752,034              --              --
   Amortization of other assets                                 240,444         232,148         224,276
   Deferred income taxes                                       (979,499)        338,580         640,919
   Change in assets and liabilities -
      Decrease (increase) in accounts receivable                723,856        (144,757)       (673,808)
      Decrease in inventories                                    57,728          70,020          24,525
      Decrease (increase) in prepaid expenses                    (3,205)          1,975          36,162
      Increase (decrease) in accounts payable and
        accrued liabilities                                     569,712        (751,538)       (586,645)
      Increase (decrease) in other long-term liabilities        (44,522)        (64,049)        134,013
      Decrease (increase) in escrow account                    (649,882)      1,789,495      (2,838,844)
                                                           ------------    ------------    ------------

      Net cash provided (used) by operating activities        2,649,250       5,831,503      (1,170,734)
                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                         (5,685,717)     (4,145,538)     (9,331,942)
 Additions to other equipment                                    (4,254)        (21,492)         (6,880)
 Proceeds from asset dispositions                                    --         292,244           5,000
 (Increase) decrease in joint venture and
  contractor advances                                         1,365,960      (1,298,843)        621,225
 Decease in inventories                                         106,589          15,296         300,256
 Decrease in net assets held for disposition                      1,749          73,798         110,683
 (Increase) decrease in other assets                            (50,390)         25,277          24,170
 Acquisition of partnership interests in Argosy Energy
 International, net of cash acquired                                 --              --         (92,621)
                                                           ------------    ------------    ------------

      Net cash used for investing activities                 (4,266,063)     (5,059,258)     (8,370,109)
                                                           ------------    ------------    ------------

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  GARNET RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued

                                                   Year Ended December 31,
                                          -----------------------------------------
                                              1997           1996           1995
                                          -----------    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuances of debt          $        --    $        --     $4,754,880
 Repayments of debt                          (992,400)      (560,998)      (208,983)
 Costs of debt issuances                      (23,783)       (27,579)      (121,312)
                                          -----------    -----------    -----------

   Net cash provided by (used for)
   financing activities                    (1,016,183)      (588,577)     4,424,585
                                          -----------    -----------    -----------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                               (2,632,996)       183,668     (5,116,258)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        3,058,015      2,874,347      7,990,605
                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                             $  425,019     $3,058,015     $2,874,347
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


      Restricted cash-

      Restricted cash includes amounts held in escrow as required by the Company's finance agreement with Overseas Private Investment Corporation. Reference is made to Note 5-Long-term Debt.


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

      The capitalized costs of oil and gas properties in each cost center plus future development costs are amortized on a composite unit-of-production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unproved properties are assessed at least annually to determine whether any impairment has occurred. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. This process resulted in a $25.8 million write down of oil and gas properties during 1997.

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
                          ============      ============      ============

Provision (benefit) for
income taxes -
     Foreign -
        Current           $    694,178      $    868,344      $    410,929
        Deferred              (979,499)          337,416           640,919
                          ------------      ------------      ------------
                          $   (285,321)     $  1,205,760      $  1,051,848
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